Form 10-Q
period 2020-03-31
ALASKA COMMUNICATIONS SYSTEMS GROUP INC
filed 2020-05-11
CIK 1089511

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

Yes ☐                  No ☒

As of May 4, 2020, there were outstanding 53,560,784 shares of Common Stock, $.01 par value, of the registrant.

Exhibit 31.1

Exhibit 31.2

Exhibit 32.1

Exhibit 32.2

Exhibit 101.INS

Exhibit 101.SCH

Exhibit 101.CAL

Exhibit 101.DEF

Exhibit 101.LAB

Exhibit 101.PRE

PART I.            FINANCIAL INFORMATION

ITEM 1.            FINANCIAL STATEMENTS

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Condensed Consolidated Balance Sheets

(Unaudited, In Thousands Except Per Share Amounts)

	March 31,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$33,818	$26,662
Restricted cash	1,620	1,631
Short-term investments	134	134
Accounts receivable, net of allowance of $4,285 and $4,627	27,738	34,354
Materials and supplies	7,745	8,900
Prepayments and other current assets	12,535	9,617
Total current assets	83,590	81,298

Property, plant and equipment	1,429,446	1,424,904
Less: accumulated depreciation and amortization	(1,049,102)	(1,042,546)
Property, plant and equipment, net	380,344	382,358

Operating lease right of use assets	80,394	80,991
Other assets	10,307	12,598
Total assets	$554,635	$557,245

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term obligations	$7,931	$8,906
Accounts payable, accrued and other current liabilities	42,337	39,108
Advance billings and customer deposits	3,680	3,761
Operating lease liabilities - current	2,902	2,795
Total current liabilities	56,850	54,570

Long-term obligations, net of current portion	165,561	167,476
Deferred income taxes	4,550	4,403
Operating lease liabilities - noncurrent	78,207	78,767
Other long-term liabilities, net of current portion	80,606	78,520
Total liabilities	385,774	383,736
Commitments and contingencies
Alaska Communications stockholders' equity:
Common stock, $.01 par value; 145,000 authorized; 54,561 issued and 53,561 outstanding at March 31, 2020; 54,085 issued and 53,085 outstanding at December 31, 2019	546	541
Treasury stock, 1,000 shares at cost	(1,812)	(1,812)
Additional paid in capital	161,709	161,844
Retained earnings	12,902	15,367
Accumulated other comprehensive loss	(5,312)	(3,277)
Total Alaska Communications stockholders' equity	168,033	172,663
Noncontrolling interest	828	846
Total stockholders' equity	168,861	173,509
Total liabilities and stockholders' equity	$554,635	$557,245

See Notes to Condensed Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited, In Thousands Except Per Share Amounts)

	Three Months Ended
	March 31,
	2020	2019

Operating revenues	$58,266	$56,909

Operating expenses:
Cost of services and sales (excluding depreciation and amortization)	27,114	25,627
Selling, general and administrative	15,394	16,656
Depreciation and amortization	9,840	8,679
Loss (gain) on disposal of assets, net	86	(2)
Total operating expenses	52,434	50,960

Operating income	5,832	5,949

Other income and (expense):
Interest expense	(2,959)	(3,056)
Loss on extinguishment of debt	-	(2,799)
Interest income	75	75
Other income, net	381	122
Total other income and (expense)	(2,503)	(5,658)

Income before income tax expense	3,329	291

Income tax expense	(960)	(98)

Net income	2,369	193

Less net loss attributable to noncontrolling interest	(18)	(34)

Net income attributable to Alaska Communications	2,387	227

Other comprehensive (loss) income:
Minimum pension liability adjustment	68	20
Income tax effect	(19)	(6)
Amortization of defined benefit plan loss	(33)	121
Income tax effect	9	(34)
Interest rate swap marked to fair value	(2,878)	(13)
Income tax effect	818	4
Reclassification to interest expense	-	(227)
Income tax effect	-	64
Total other comprehensive loss	(2,035)	(71)

Total comprehensive income attributable to Alaska Communications	352	156

Net loss attributable to noncontrolling interest	(18)	(34)
Total other comprehensive income attributable to noncontrolling interest	-	-
Total comprehensive loss attributable to noncontrolling interest	(18)	(34)

Total comprehensive income	$334	$122

Net income per share attributable to Alaska Communications:
Basic	$0.04	$0.00
Diluted	$0.04	$0.00

Weighted average shares outstanding:
Basic	53,186	53,382
Diluted	54,237	54,605

See Notes to Condensed Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited, In Thousands Except Per Share Amounts)

	Three Months Ended
	March 31,
	2020	2019

Number of Common Shares Issued and Outstanding
Balance at beginning of period	53,085	53,268
Issuance of common stock pursuant to stock plans, $.01 par	476	342
Purchases of common stock, $.01 par	-	-
Balance at end of period	53,561	53,610

Total Stockholders' Equity - Beginning Balance	$173,509	$169,750

Common Stock
Balance at beginning of period	541	533
Issuance of common stock pursuant to stock plans, $.01 par	5	3
Balance at end of period	546	536

Treasury Stock
Balance at beginning of period	(1,812)	-
Purchases of common stock, $.01 par	-	-
Balance at end of period	(1,812)	-

Additional Paid In Capital
Balance at beginning of period	161,844	160,514
Stock-based compensation	309	498
Surrender of shares to cover minimum withholding taxes on stock-based compensation	(439)	(305)
Issuance of common stock pursuant to stock plans, $.01 par	(5)	(3)
Balance at end of period	161,709	160,704

Retained Earnings
Balance at beginning of period	15,367	10,439
Net income attributable to Alaska Communications	2,387	227
Cash dividends declared, $0.09 per common share	(4,852)	-
Balance at end of period	12,902	10,666

Accumulated Other Comprehensive Loss
Balance at beginning of period	(3,277)	(2,675)
Other comprehensive loss	(2,035)	(71)
Balance at end of period	(5,312)	(2,746)

Noncontrolling Interest
Balance at beginning of period	846	939
Net loss attributable to noncontrolling interest	(18)	(34)
Balance at end of period	828	905

Total Stockholders' Equity - Ending Balance	$168,861	$170,065

See Notes to Condensed Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited, In Thousands)

	Three Months Ended
	March 31,
	2020	2019
Cash Flows from Operating Activities:
Net income	$2,369	$193
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,840	8,679
Loss (gain) on disposal of assets, net	86	(2)
Amortization of debt issuance costs and debt discount	350	303
Loss on extinguishment of debt	-	2,799
Amortization of deferred capacity revenue	(1,360)	(1,126)
Stock-based compensation	309	498
Deferred income tax expense	636	92
Charge for uncollectible accounts	(229)	(697)
Amortization of right-of-use assets	521	565
Other non-cash (income) expense, net	(33)	121
Changes in operating assets and liabilities	9,873	4,050
Net cash provided by operating activities	22,362	15,475

Cash Flows from Investing Activities:
Capital expenditures	(7,463)	(8,563)
Capitalized interest	(316)	(355)
Change in unsettled capital expenditures	(3,759)	(1,121)
Net cash used by investing activities	(11,538)	(10,039)

Cash Flows from Financing Activities:
Repayments of long-term debt	(3,240)	(171,758)
Proceeds from the issuance of long-term debt	-	180,000
Debt issuance costs and discounts	-	(2,659)
Cash paid for debt extinguishment	-	(1,222)
Payment of withholding taxes on stock-based compensation	(439)	(305)
Net cash (used) provided by financing activities	(3,679)	4,056

Change in cash, cash equivalents and restricted cash	7,145	9,492
Cash, cash equivalents and restricted cash, beginning of period	28,293	14,985

Cash, cash equivalents and restricted cash, end of period	$35,438	$24,477

Supplemental Cash Flow Data:
Interest paid	$2,919	$3,075
Income taxes paid, net	$-	$10

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and notes included in this Quarterly Report on Form 10-Q have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. Certain information and note disclosures normally included in financial statements prepared in accordance with Generally Accepted Accounting Principles in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the SEC. The Company believes the disclosures made are adequate to make the information presented not misleading.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted in response to the COVID-19 pandemic. The CARES Act provides for certain Federal income tax relief including the accelerated receipt of refundable Federal Alternative Minimum Tax (“AMT”) credits. This will result in the accelerated receipt by the Company of Federal AMT credits in the amount of $2,155. The CARES Act is not expected to have a material effect on the Company’s income tax provision or payments.

The Company consolidates the financial results of the AQ-JV based on its determination that, for accounting purposes, it holds a controlling financial interest in the joint venture and is the primary beneficiary of this variable interest entity. The Company has accounted for and reported QHL’s fifty percent ownership interest in the joint venture as a noncontrolling interest.

In the opinion of management, the unaudited condensed consolidated financial statements contain all normal, recurring adjustments necessary to present fairly the consolidated financial position, comprehensive income, stockholders’ equity and cash flows for all periods presented. Comprehensive income for the three-month period ended March 31, 2020, is not necessarily indicative of comprehensive income which might be expected for the entire year or any other interim periods. The balance sheet at December 31, 2019 has been derived from the audited financial statements as of that date but does not include all information and notes required by GAAP for complete financial statements. Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

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

Recently Adopted Accounting Pronouncements

Effective January 1, 2020, the Company adopted Accounting Standards Update (“ASU”) No. 2018-13, “Fair Value Measurement (Topic 820), Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement” (“ASU 2018-13”) on a retrospective basis. ASU 2018-13 eliminates the requirement to disclose (i) the amount and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy; (ii) the policy for timing of transfers between levels; and (iii) the valuation processes for Level 3 fair value measurements. The new guidance also requires the disclosure of (i) changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period; and (ii) the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The Company did not have any financial assets and liabilities measured at Level 3 and had no transfers between Level 1 and Level 2 in the first quarter of 2020. Therefore, adoption of ASU 2018-13 had no effect on the Company’s financial statements and related disclosures.

Effective January 1, 2020, the Company adopted ASU 2018-15 “Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40), Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract” (“ASU 2018-15”) on a prospective basis. ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with those incurred to develop or obtain internal-use software, including hosting arrangements that include an internal-use software license. The Company did not incur any implementation costs associated with hosting arrangements that are service contracts in the first quarter of 2020. Therefore, adoption of ASU 2018-15 had no effect on the Company’s financial statements and related disclosures.

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

In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”). The amendments in ASU 2020-04 provide optional guidance for a limited period of time to ease the potential burden in accounting for reference rate reform on financial reporting. The amendments apply only to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. Optional expedients for cash flow hedging relationships affected by reference rate reform are offered if certain criteria are met. The amendments in ASU 2020-04 are effective as of March 12, 2020 through December 31, 2022. An entity may elect to apply the amendments in ASU 2020-04 to eligible hedging relationships existing as of the beginning of the interim period that includes March 12, 2020 and to new eligible hedging relationships entered into after the beginning of the interim period that includes March 12, 2020. The Company is evaluating ASU 2020-04 and considering the possible adoption of certain expedients offered.

2.	REVENUE

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

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

Disaggregation of Revenue

The following table provides the Company’s revenue disaggregated on the basis of its primary markets, customers, products and services for the three-month periods ended March 31, 2020 and 2019:

	Three Months Ended March 31, 2020			Three Months Ended March 31, 2019
	Accounted for Under ASC 606	Accounted for Under Other Guidance	Total Revenue	Accounted for Under ASC 606	Accounted for Under Other Guidance	Total Revenue
Business and Wholesale Revenue
Business broadband	$15,353	$-	$15,353	$15,208	$-	$15,208
Business voice and other	6,857	-	6,857	7,001	-	7,001
Managed IT services	1,227	-	1,227	1,659	-	1,659
Equipment sales and installations	1,414	-	1,414	880	-	880
Wholesale broadband	10,253	-	10,253	8,551	-	8,551
Wholesale voice and other	1,288	-	1,288	1,426	-	1,426
Operating leases and other deferred revenue	-	2,391	2,391	-	1,770	1,770

Total Business and Wholesale Revenue	36,392	2,391	38,783	34,725	1,770	36,495

Consumer Revenue
Broadband	6,692	-	6,692	6,468	-	6,468
Voice and other	2,449	-	2,449	2,733	-	2,733

Total Consumer Revenue	9,141	-	9,141	9,201	-	9,201

Regulatory Revenue
Access (1)	4,691	-	4,691	5,116	-	5,116
Access (2)	-	727	727	-	1,173	1,173
High-cost support	-	4,924	4,924	-	4,924	4,924

Total Regulatory Revenue	4,691	5,651	10,342	5,116	6,097	11,213

Total Revenue	$50,224	$8,042	$58,266	$49,042	$7,867	$56,909

(1)	Includes customer ordered service and special access.
(2)	Includes Essential Network Support (“ENS”).

Business broadband revenue includes revenue associated with rural health care customers. Consumer voice and other revenue includes revenue associated with the FCC’s Lifeline program.

Timing of Revenue Recognition

Revenue accounted for in accordance with ASC 606 consisted of the following for the three-month periods ended March 31, 2020 and 2019:

	Three Months Ended
	March 31,
	2020	2019

Services transferred over time	$44,119	$43,046
Goods transferred at a point in time	1,414	880
Regulatory access revenue (1)	4,691	5,116

Total revenue	$50,224	$49,042

(1)	Includes customer ordered service and special access.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

Transaction Price Allocated to Remaining Performance Obligations

The aggregate amount of the transaction price allocated to the remaining performance obligations for contracts with customers that are unsatisfied, or partially unsatisfied, accounted for in accordance with ASC 606 was approximately $79,373 at March 31, 2020. Revenue will be recognized as the Company satisfies the associated performance obligations. For equipment delivery, installation and configuration, and certain managed IT services, which comprise approximately $1,851 of the total, the performance obligation is currently expected to be satisfied during the next twelve months. For business broadband, voice and other managed IT services, which comprise approximately $77,522 of the total, the performance obligation will be satisfied as the service is provided over the terms of the contracts, which range from one to ten years. The Company’s agreements with its consumer customers are typically on a month-to-month basis. Therefore, the Company’s provision of future service to these customers is not reflected in the above discussion of future performance obligations.

Contract Assets and Liabilities

The Company incurs certain incremental costs to obtain contracts that it expects to recover. These costs consist primarily of sales commissions and other directly related incentive compensation payments (reported as contract additions in the table below) which are dependent upon, and paid upon, successfully entering into individual customer contracts.

The table below provides a reconciliation of the contract assets associated with contracts with customers accounted for in accordance with ASC 606 for the three-month period ended March 31, 2020. Contract modifications did not have a material effect on contract assets in the three-month period ended March 31, 2020. Contract assets are classified as “Other assets” on the consolidated balance sheet.

2020

Balance at January 1	$7,242
Contract additions	842
Amortization	(930)
Balance at March 31	$7,154

The Company recorded a charge for uncollectible accounts receivable of $299 in the three-month period ended March 31, 2020 associated with its contracts with customers. See Note 5 “Accounts Receivable.”

The table below provides a reconciliation of the contract liabilities associated with contracts with customers accounted for in accordance with ASC 606 for the three-month period ended March 31, 2020. Contract liabilities consist of deferred revenue and are included in “Accounts payable, accrued and other current liabilities” and “Other long-term liabilities, net of current portion.”

2020

Balance at January 1	$3,903
Contract additions	96
Revenue recognized	(359)
Balance at March 31	$3,640

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

3.	JOINT VENTURE

The table below provides certain financial information about the AQ-JV included on the Company’s consolidated balance sheet at March 31, 2020 and December 31, 2019. Cash may be utilized only to settle obligations of the joint venture. Because the joint venture is an LLC, and the Company has not guaranteed its operations, the joint venture’s creditors do not have recourse to the general credit of the Company.

	2020	2019
Cash	$270	$270
Property, plant and equipment, net of accumulated depreciation of $433 and $408	$1,708	$1,733

The operating results and cash flows of the joint venture in the three-month periods of 2020 and 2019 were not material to the Company’s consolidated financial results.

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

The fair values of cash equivalents, restricted cash, other short-term monetary assets and liabilities and finance leases approximate carrying values due to their nature. The carrying values of the Company’s senior credit facilities and other long-term obligations of $175,205 and $178,245 at March 31, 2020 and December 31, 2019, respectively, approximate fair value primarily as a result of the stated interest rates of the 2019 Senior Credit Facility approximating current market rates (Level 2).

The following table presents the Company’s financial assets measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019, at each hierarchical level:

	March 31, 2020				December 31, 2019
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Other long-term liabilities:
Interest rate swaps	$3,167	$-	$3,167	$-	$288	$-	$288	$-

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

Under the terms of the 2019 Senior Credit Facility, the Company is required to enter into or obtain an interest rate hedge sufficient to effectively fix or limit the interest rate on borrowings under the agreement of a minimum of $90,000 with a weighted average life of at least two years. On June 28, 2019, the Company entered into two pay-fixed, receive-floating, interest rate swaps. Each swap is in the initial notional amount of $67,500, has an interest rate of 6.1735% inclusive of a 4.5% LIBOR spread, and a maturity date of June 30, 2022. The swaps are with different counter parties. Changes in fair value of interest rate swaps are recorded to accumulated other comprehensive loss and reclassified to interest expense when the hedged transaction is recognized in earnings. Cash payments and receipts associated with interest rate swaps are classified as cash flows from operating activities. See Note 8 “Long-Term Obligations” and Note 11 “Accumulated Other Comprehensive Loss.”

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

The following table presents the notional amount, fair value and balance sheet classification of the Company’s derivative financial instruments designated as cash flow hedges as of March 31, 2020 and December 31, 2019.

		Notional	Fair
	Balance Sheet Location	Amount	Value
At March 31, 2020:
Interest rate swaps	Other long-term liabilities	$132,469	$3,167

At December 31, 2019:
Interest rate swaps	Other assets	$133,313	$288

The following table presents gains and losses before income taxes on the Company’s interest rate swaps designated as a cash flow hedge for the three-month periods ending March 31, 2020 and 2019.

	Three Months Ended
	March 31,
	2020	2019
Loss recognized in accumulated other comprehensive loss	$(2,878)	$(13)
Gain reclassified from accumulated other comprehensive loss to income	-	227

The following table presents the effect of cash flow hedge accounting on the Company’s Statements of Comprehensive Income for the three-month periods ending March 31, 2020 and 2019:

	Three Months Ended
	March 31,
	2020	2019
Recorded as Interest Expense:
Hedged interest payments	$(2,081)	$(1,594)
Gain on interest rate swap	-	(227)

5.	ACCOUNTS RECEIVABLE

Accounts receivable, net, consists of the following at March 31, 2020 and December 31, 2019:

	2020	2019
Retail customers	$20,085	$22,101
Wholesale carriers	8,257	13,157
Other	3,681	3,723
	32,023	38,981
Less: allowance for doubtful accounts	(4,285)	(4,627)
Accounts receivable, net	$27,738	$34,354

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

The following table presents the activity in the allowance for doubtful accounts for the three-month period ended March 31, 2020, which is associated entirely with the Company’s contracts with customers:

2020
Balance at January 1	$4,627
Provision for uncollectible accounts	(229)
Charged to other accounts	-
Deductions	(113)
Asset at March 31	$4,285

As of March 31, 2020, USAC had issued funding commitment letters for all of the Company’s rural health care customer applications for Funding Year 2018 (July 1, 2018 through June 30, 2019). For Funding Year 2019 (July 1, 2019 through June 30, 2020), the FCC had approved the Company’s cost-based rural rates for the majority of its customers and USAC began issuing funding commitment letters in February 2020. Accounts receivable, net, associated with rural health care customers was $4,450 and $6,827 at March 31, 2020 and December 31, 2019, respectively. Rural health care accounts are a component of the Retail Customers category in the above table.

6.	OTHER CURRENT ASSETS

Prepayments and other current assets consist of the following at March 31, 2020 and December 31, 2019:

	2020	2019
Income tax receivable	$4,659	$2,510
Prepaid expense	3,878	3,528
Other	3,998	3,579
Total prepayments and other current assets	$12,535	$9,617

7.	CURRENT LIABILITIES

Accounts payable, accrued and other current liabilities consist of the following at March 31, 2020 and December 31, 2019:

	2020	2019
Accounts payable - trade	$10,474	$14,918
Accrued payroll, benefits, and related liabilities	14,975	12,193
Deferred capacity and other revenue	6,712	7,311
Other	10,176	4,686
Total accounts payable, accrued and other current liabilities	$42,337	$39,108

Advance billings and customer deposits consist of the following at March 31, 2020 and December 31, 2019:

	2020	2019
Advance billings	$3,650	$3,730
Customer deposits	30	31
Total advance billings and customer deposits	$3,680	$3,761

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

8.	LONG-TERM OBLIGATIONS

Long-term obligations consist of the following at March 31, 2020 and December 31, 2019:

	2020	2019
2019 senior secured credit facility due 2024	$174,521	$177,750
Debt discount	(2,033)	(2,234)
Debt issuance costs	(1,713)	(1,863)
Finance leases and other long-term obligations	2,717	2,729
Total long-term obligations	173,492	176,382
Less current portion	(7,931)	(8,906)
Long-term obligations, net of current portion	$165,561	$167,476

As of March 31, 2020, the aggregate maturities of long-term obligations were as follows:

2020 (April 1 - December 31)	$5,666
2021 (January 1 - December 31)	9,067
2022 (January 1 - December 31)	11,333
2023 (January 1 - December 31)	15,851
2024 (January 1 - December 31)	133,018
Thereafter	2,303
Total maturities of long-term obligations	$177,238

2019 Senior Credit Facility

The Company’s 2019 Senior Credit Facility consists of an Initial Term A Facility in the amount of $180,000, a Revolving Facility in an amount not to exceed $20,000, a Delayed-Draw Term A Facility in an amount not to exceed $25,000, and Incremental Term A Loans up to an aggregate principal amount of the greater of $60,000 and trailing twelve month EBITDA, as defined in the Agreement. On January 15, 2019, proceeds from the Initial Term A Facility of $178,335, net of discounts of $1,665, were used to repay in full the outstanding principal balance of the Term A-1 Facility and Term A-2 Facility under the Company’s 2017 Senior Credit Facility of $112,500 and $59,250, respectively, pay accrued and unpaid interest of $590, and pay fees and expenses associated with the transaction totaling $2,270 in 2019. The 2017 Senior Credit Facility was terminated on January 15, 2019. Discounts, debt issuance costs and fees associated with the 2019 Senior Credit Facility totaling $2,683 were deferred and will be charged to interest expense over the term of the agreement.

Amounts outstanding under the Initial Term A Facility, Revolving Facility, Delayed-Draw Facility and Incremental Term A Loans bear interest at LIBOR plus 4.5% per annum. The Company may, at its discretion and subject to certain limitations as defined in the Agreement, select an alternate base rate at a margin that is 1.0% lower than the counterpart LIBOR margin.

Principal payments on the Initial Term A Facility, Delayed-Draw A Facility and any amounts outstanding under the Incremental Term A Loans are due commencing in the third quarter of 2019 as follows: the third quarter of 2019 through the second quarter of 2020 – $1,125 per quarter; the third quarter of 2020 through the second quarter of 2022 – $2,250 per quarter; the third quarter of 2022 through the second quarter of 2023 – $3,375 per quarter; and the third quarter of 2023 through the fourth quarter of 2023 – $4,500 per quarter. The remaining outstanding principal balance, including any amounts outstanding under the Revolving Facility, is due on January 15, 2024. This schedule is subject to mandatory prepayments under certain conditions, including the Company’s generation of excess cash flow as defined in the Agreement. As a result of the generation of excess cash flow in 2019, a prepayment of principal in the amount of $2,104 was required in the first quarter of 2020.

There were no amounts outstanding under the Revolving Facility, Delayed-Draw Term A Facility and Incremental Term A Loans at March 31, 2020.

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

Under the terms of the 2019 Senior Credit Facility, the Company is required to enter into or obtain an interest rate hedge sufficient to effectively fix or limit the interest rate on borrowings under the agreement of a minimum of $90,000 with a weighted average life of at least two years. On June 28, 2019, the Company entered into two pay-fixed, receive-floating, interest rate swaps. Each swap is in the initial notional amount of $67,500, has an interest rate of 6.1735% inclusive of a 4.5% LIBOR spread, and a maturity date of June 30, 2022. The swaps are with different counter parties.

2017 Senior Credit Facility

On January 15, 2019, the Company utilized proceeds from the 2019 Senior Credit Facility to repay in full the outstanding principal balance of its 2017 Senior Credit Facility in the amount of $171,750. The Company recorded a loss totaling $2,830 in 2019 on the extinguishment of debt associated with this transaction, including the write-off of debt issuance costs and third-party fees.

9.	OTHER LONG-TERM LIABILITIES

Other long-term liabilities consist of the following at March 31, 2020 and December 31, 2019:

	2020	2019
Other deferred IRU capacity revenue, net of current portion	$35,201	$34,440
Deferred GCI capacity revenue, net of current portion	28,519	29,036
Other deferred revenue, net of current portion	4,541	4,825
Other	12,345	10,219
Total other long-term liabilities	$80,606	$78,520

Amortization of deferred revenue included in the Consolidated Statements of Comprehensive Income was $2,357 and $2,025 in the three-month periods ended March 31, 2020 and 2019, respectively.

10.	LEASES

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

Certain leases include a provision for early termination, typically in return for an agreed amount of consideration. Early terminations recorded in the three-month period ended March 31, 2019 were not material.

The Company entered into additional operating lease commitments that had not yet commenced as of March 31, 2020 with a present value totaling approximately $8,928. These leases consist primarily of a dark fiber IRU agreement with a telecom carrier. The Company will sublease this fiber, with additional fiber of its own, to another carrier. These two agreements have a 10-year terms and are expected to commence in 2020. The commitments also include agreements associated with the Company’s CAF Phase II services which are expected to commence in 2020 and have terms of 7 to 25 years.

Short-term and variable lease cost recorded during the three-month periods ended March 31, 2020 and 2019 were not material.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

The Company did not enter into any sale and leaseback transactions during the three-month period ended March 31, 2020.

The following table presents lease costs for agreements under which the Company is the lessee for the three-month periods ended March 31, 2020 and 2019.

	Three Months Ended	Three Months Ended
	March 31, 2020	March 31, 2019

Finance lease cost:
Amortization of right-of-use assets	$47	$20
Interest on lease liabilities	67	68
Operating lease costs	1,968	1,955
Total lease cost	$2,082	$2,043

The following table provides information included on the consolidated balance sheet for agreements under which the Company is the lessee as of March 31, 2020 and December 31, 2019.

	At	At
	March 31, 2020	December 31, 2019

Operating leases:
Right of use assets	$80,394	$80,991

Liabilities - current	$2,902	$2,795
Liabilities - noncurrent	78,207	78,767
Total liabilities	$81,109	$81,562

Finance leases:
Property, plant and equipment	$5,800	$5,800
Accumulated depreciation and amortization	(3,746)	(3,699)
Property, plant and equipment, net	$2,054	$2,101

Current portion of long-term obligations	$56	$53
Long-term obligations, net of current portion	2,661	2,676
Total finance lease liabilities	$2,717	$2,729

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

The following table presents the maturities of lease liabilities at March 31, 2020 in twelve-month increments beginning April 1, 2020.

	At March 31, 2020
	Operating	Financing
	Leases	Leases

Year 1	$7,433	$320
Year 2	7,410	329
Year 3	7,357	338
Year 4	7,116	348
Year 5	6,929	357
Thereafter	157,626	3,383
Total lease payments	193,871	5,075
Less imputed interest	(113,749)	(2,358)
Total present value of lease obligations	80,122	2,717
Present value of current obligations	(1,915)	(56)
Present value of long-term obligations	$78,207	$2,661

The following table presents other information about agreements under which the Company is the lessee for the three-month periods ended March 31, 2020 and 2019 and as of March 31, 2020.

	Three Months Ended	Three Months Ended
	March 31, 2020	March 31, 2019

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$266	$68
Operating cash flows from operating leases	1,826	2,276
Financing cash flows from finance leases	52	9

	At	At
	March 31, 2020	March 31, 2019

Weighted-average remaining lease term (in years):
Finance leases	13	14
Operating leases	29	30
Weighted-average discount rate:
Finance leases	9.8%	9.8%
Operating leases	6.9%	6.9%

Lease Agreements Under Which the Company is the Lessor

The Company’s agreements under which it is the lessor are primarily associated with the use of its network assets, including IRUs for fiber optic cable, colocation and buildings.

Certain leases include a provision for early termination, typically in return for an agreed amount of consideration. There were no early terminations recorded in the three-month period ended March 31, 2020.

The Company does not have material sublease arrangements as the lessor or lease arrangements with related parties.

The Company did not have sales-type leases or direct financing leases as of March 31, 2020.

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

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

The following table presents lease income for agreements under which the Company is the lessor for the three-month periods ended March 31, 2020 and 2019. Lease income is classified as revenue on the Statement of Comprehensive Income. The carrying value of the underlying leased assets is not material.

	Three Months Ended	Three Months Ended
	March 31, 2020	March 31, 2019
Total lease income	$1,171	$861

The following table presents the maturities of future undiscounted lease payments at March 31, 2020 in twelve-month increments beginning April 1, 2020.

At March 31,
2020

Year 1	$1,476
Year 2	987
Year 3	463
Year 4	446
Year 5	412
Thereafter	2,649
Total future undiscounted lease payments	$6,433

11.	ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table summarizes the activity in accumulated other comprehensive loss for the three-month period ended March 31, 2020:

	Defined
	Benefit
	Pension	Interest
	Plan	Rate Swaps	Total
Balance at December 31, 2019	$(3,070)	$(207)	$(3,277)
Other comprehensive income (loss) before reclassifications	49	(2,060)	(2,011)
Reclassifications from accumulated loss to net income	(24)	-	(24)
Net other comprehensive income (loss)	25	(2,060)	(2,035)
Balance at March 31, 2020	$(3,045)	$(2,267)	$(5,312)

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

The following table summarizes the reclassifications from accumulated other comprehensive loss to net income for the three-month periods ended March 31, 2020 and 2019:

	Three Months Ended
	March 31,
	2020	2019
Amortization of defined benefit plan pension items:
Amortization of loss	$(33)	$121
Income tax effect	9	(34)
After tax	(24)	87

Amortization of gain on interest rate swap:
Reclassification to interest expense	-	(227)
Income tax effect	-	64
After tax	-	(163)
Total reclassifications, net of income tax	$(24)	$(76)

Amounts reclassified to net income from our defined benefit pension plan and interest rate swaps have been presented within “Other income (expense), net” and “Interest expense,” respectively, in the Statements of Comprehensive Income. The estimated amount to be reclassified from accumulated other comprehensive loss as an increase in interest expense within the next twelve months is $1,599. See Note 4 “Fair Value Measurements and Derivative Financial Instruments.”

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

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

The following table summarizes the RSU, LTIP and non-employee director stock compensation activity for the three-month period ended March 31, 2020.

		Weighted
		Average
		Grant Date
	Number	Fair
	of Units	Value
Nonvested at December 31, 2019	792	$1.74
Granted	-	-
Vested	(406)	1.79
Canceled or expired	-	-
Nonvested at March 31, 2020	386	$1.69

Performance Stock Units

PSUs granted in 2017 vest at the end of the 2.5-year performance period, subject to achievement of certain performance conditions, achievement of a market condition and approval of the Compensation and Personnel Committee of the Board of Directors. As of December 31, 2019, certain Company performance targets were deemed probable of achievement and the relevant stock compensation was expensed in 2019.The PSUs granted in 2018 will vest in three equal installments, or tranches, if certain stock price thresholds and service thresholds are achieved. PSUs granted in the third quarter of 2019 will vest proportionally over the three-year period ending in March 2022 subject to the achievement of certain Company performance targets.

The following table summarizes the PSU activity for the three-month period ended March 31, 2020.

		Weighted
		Average
		Grant Date
	Number	Fair
	of Units	Value
Nonvested at December 31, 2019	1,629	$1.07
Granted	28	1.76
Vested	(296)	1.76
Canceled or expired	(268)	1.43
Nonvested at March 31, 2020	1,093	$0.81

The following table provides selected information about the Company’s share-based compensation as of and for the three-month periods ended March 31, 2020 and 2019:

	Three Months Ended
	March 31,
	2020	2019
Total compensation cost for share-based payments	$309	$498
Weighted average grant-date fair value of equity instruments granted (per share)	$-	$-
Total fair value of shares vested during the period	$1,248	$991

At March 31:
Unamortized share-based payments	$799	$947
Weighted average period (in years) to be recognized as expense	1.8	1.0

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

13.	EARNINGS PER SHARE

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

The calculation of basic and diluted earnings per share for the three-month periods ended March 31, 2020 and 2019 are as follows:

	Three Months Ended
	March 31,
	2020	2019

Net income attributable to Alaska Communications	$2,387	$227

Weighted average common shares outstanding:
Basic shares	53,186	53,382
Effect of stock-based compensation	1,051	1,223
Diluted shares	54,237	54,605

Net income per share attributable to Alaska Communications:
Basic	$0.04	$0.00
Diluted	$0.04	$0.00

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

14.	RETIREMENT PLANS

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

Defined Benefit Plan

The Company has a separate defined benefit plan that covers certain employees previously employed by Century Telephone Enterprise, Inc. (“CenturyTel Plan”). This plan was transferred to the Company in connection with the acquisition of CenturyTel, Inc.’s Alaska properties, whereby assets and liabilities of the CenturyTel Plan were transferred to the ACS Retirement Plan (the “Plan”) on September 1, 1999. As of March 31, 2020, this plan is not fully funded under the Employee Retirement Income Security Act of 1974, as amended.

The following table presents the net periodic pension expense for the ACS Retirement Plan for the three-month periods ended March 31, 2020 and 2019:

	Three Months Ended
	March 31,
	2020	2019
Interest cost	$117	$150
Expected return on plan assets	(185)	(170)
Amortization of loss	35	141
Net periodic pension expense	$(33)	$121

Net periodic pension expense is included in the line item “Other income, net” in the Statements of Comprehensive Income.

15.	STOCKHOLDERS’ EQUITY

Treasury Stock

The Company does not currently have an authorized share repurchase program. Common stock repurchased under prior authorizations were accounted for as treasury stock.

Dividends

The Company’s dividend policy is set by the Company’s Board of Directors and is subject to the terms of its credit facilities and the continued current and future performance and liquidity needs of the Company. Dividends on the Company’s common stock are not cumulative to the extent they are declared. On March 9, 2020, the Company’s Board of Directors declared a one-time cash dividend of $0.09 per share of common stock to be paid on June 18, 2020 to shareholders of record as of the close of business on April 20, 2020. The dividend totaled $4,852.

16.	SUPPLEMENTAL CASH FLOW INFORMATION

Restricted cash of $1,620 at March 31, 2020 consisted of certificates of deposit of $1,600 required under the terms of certain contracts to which the Company is a party and other restricted cash of $20. Restricted cash of $1,631 at December 31, 2019 consisted of certificates of deposit of $1,600 required under the terms of certain contracts to which the Company is a party and other restricted cash of $31.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the statement of financial position at March 31, 2020 and 2019 that sum to the total of these items reported in the statement of cash flows:

	March 31,
	2020	2019
Cash and cash equivalents	$33,818	$22,845
Restricted cash	1,620	1,632
Total cash, cash equivalents and restricted cash	$35,438	$24,477

The following table presents supplemental non-cash transaction information for the three-month periods ended March 31, 2020 and 2019:

	2020	2019
Supplemental Non-cash Transactions:
Capital expenditures incurred but not paid at March 31	$2,215	$3,878
Dividends payable at March 31, 2020	$4,852	$-
Additions to ARO asset	$70	$7

17.	BUSINESS SEGMENTS

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

In February 2020, the Company received a draft audit report from USAC in connection with USAC’s inquiry into the Company’s funding requests under the Rural Health Care program for certain customers for funding years 2012 through 2016 (July 2012 through June 2017). The draft audit report alleges violations of the FCC’s rules for establishing rural rates and urban rates, the provisioning and billing of ineligible services and products, and violations of the FCC’s competitive bidding rules. The Company intends to vigorously defend against the conclusions of the draft audit report and, if necessary, appeal the final audit findings. Based on these draft findings, the Company has determined that it is probable that resolution of these matters will result in the recognition of a contingent liability and charge to expense. The Company does not currently have sufficient information to reasonably estimate the amount, or a range, of the potential charge.

The Company is involved in various claims, legal actions and regulatory proceedings arising in the ordinary course of business. The Company establishes an accrual when a particular contingency is probable and estimable, and has recorded litigation accruals totaling $1,200 at March 31, 2020 against certain current claims and legal actions. The Company also faces contingencies that are reasonably possible to occur that cannot currently be estimated. The Company believes that the disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, comprehensive income or cash flows. It is the Company’s policy to expense costs associated with loss contingencies, including any related legal fees, as they are incurred.

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
•

disruptions or failures in the physical infrastructure or operating systems that support our businesses and customers, or cyber-attacks or security breaches of the physical infrastructure, operating systems or devices that our customers use to access our products and services; due to the COVID-19 pandemic, many of our employees are temporarily working remotely, which may pose additional data security risks

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

•	our success in providing broadband solutions to the North Slope and western Alaska
•	the success of the Company’s expansion into managed IT services, including the execution of those services for customers
•	our internal control over financial reporting may not be effective, which could cause our financial reporting to be unreliable
•	the matters described under Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2019 and this Quarterly Report on Form 10-Q.

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

Operating Initiatives

We are focused on being a customer centric fiber and managed IT company. Everything we do is focused around our customer, meeting and exceeding their needs through the application of technology. We are focused on delivering an exceptional customer experience throughout the customer lifecycle. This forms the foundation of our sustained differentiation, creating unique value for our customers to grow our market share, expand business with existing customers and minimize churn.

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

We have observed variances in the factors affecting the Alaska economy as compared to the U.S. as a whole. Some factors, particularly the price of oil and gas, have a greater direct impact on the Alaska economy compared to other macro-economic trends impacting the U.S. economy as a whole. The COVID-19 pandemic negatively impacted the Alaska economy beginning in the first quarter of 2020. Certain of these impacts are discussed below. The duration of the pandemic and ultimate impact on the Alaska and U.S. economy is uncertain.

Historically, the Alaska economy has benefited from a stable employment base, including a growing tourism industry. However, economic indicators have been impacted by the substantial decline in the price of crude oil in 2015 through 2017. Crude oil prices recovered somewhat in 2018 but declined marginally in 2019. During the first quarter of 2020, in part as a result of the COVID-19 pandemic, crude oil prices declined significantly. The Alaskan economy entered a moderate recession beginning in the second half of 2015 and certain areas of the economy showed improvement beginning in 2018. However, economists currently expect the recession to continue for another two to three years. The COVID-19 pandemic is expected to negatively impact the leisure and hospitality, retail and transportation segments of the Alaskan economy and the economy at large. The population of Alaska grew marginally in 2016, remained steady in 2017 and declined slightly in 2018 and 2019. Employment levels declined approximately 1.3% and 0.3% in 2017 and 2018, respectively and increased approximately 0.6% in 2019. The increase in 2019 was driven by growth in leisure and hospitality, oil and gas, health care, professional and business services and construction, offset by declines in state government and retail. In March 2020, unemployment claims increased significantly, primarily as a result of the COVID-19 pandemic. State revenue relies on tax revenue from the production of crude oil and investment in resource development projects by exploration companies in Alaska. The state’s budget deficit has been reduced from $3.7 billion in 2015 to $0.4 billion in 2019 primarily through spending reductions and utilization of interest earned on the state’s permanent fund. The 2020 budget originally projected a $0.1 million surplus. Recent significant declines in oil prices and other impacts from the COVID-19 pandemic are expected to result in a deficit in 2020. The prospect of continued lower tax revenue continues to impact the overall economy and may affect our future financial performance.

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

COVID-19 Pandemic

The COVID-19 pandemic has negatively impacted global, national and local economies, disrupted global supply chains and created significant volatility and disruptions to financial markets.

In response to economic pressures impacting the Company’s customers and the community at large as a result of the COVID-19 pandemic, we proactively implemented the following actions in the first quarter of 2020:

●	Working to increase bandwidth, as needed, for participants in the rural health care program at no charge to the customer. Timing is subject to FCC guidance and its waiver of certain rules.
●	Offering kindergarten through grade 12, university students and teachers who do not have internet service, unlimited internet service at no charge through the end of the current school year.
●	Will not terminate service to residential and small business customers in the event they are unable to pay us for services due to disruptions caused by the COVID-19 pandemic.
●	Will waive late fees incurred by residential and small business customers resulting from their economic circumstances related to the COVID-19 pandemic.
●	Will waive long distance overage fees, as appropriate, related to the COVID-19 pandemic.
●	Have extended technical support hours.
●	Proactively monitoring our network and prioritizing the augmentation of network links.
●	Working with local and state utilities, governments and educational institutions to ensure they have the necessary resources.

The COVID-19 pandemic has also impacted the Company’s suppliers, employees and other aspects of its business, including an increase in demand for its broadband and managed IT services. We have implemented various social-distancing policies including making accommodations for many of our employees to work remotely, travel restrictions and making the appropriate arrangements for our customer service representatives and customers. These arrangements include a new, self-installation process for certain customers. These actions have largely mitigated disruption to the Company’s business, including the provisioning of services to customers and ongoing operations.

In March 2020, the Federal government passed legislation, including the CARES Act, intended to provide economic relief to individuals, families and businesses. This relief includes cash payments, additional unemployment benefits, grants, forgivable loans and additional funding (through the FCC) for telemedicine services and devices. The FCC has also relaxed competitive bidding rules and delayed certain deadlines under the E-Rate and rural health care programs. The CARES Act has provided for the accelerated receipt of the Company’s AMT credits. The Company is continuing to review the legislation and other actions for further potential implications to the Company and its customers.

We are currently assessing the potential future impact of the COVID-19 pandemic on the demand for our products and services, which could be material. As a result of the customer accommodations noted above, collection of accounts receivable from certain customers may be delayed. Travel restrictions and other required actions may reduce the efficiency of our operations and result in higher costs. This is a rapidly evolving situation and we cannot predict the extent or duration of the pandemic, its effects on the global, national or local economy and its longer-term effects on our financial condition, results of operations or cash flows, which could be material. We will continue to monitor the situation and make the appropriate adjustments to our operations as required and appropriate.

Regulatory Update

The items reported under Part I, Item 1. Business – Regulation in our Annual Report on Form 10-K for the year ended December 31, 2019, are updated as follows. This section should be read in conjunction with the corresponding items previously disclosed in our Annual Report.

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

Rural Health Care Universal Service Support Program

On March 27, 2020, the President signed into law the “Coronavirus Aid, Relief, and Economic Security Act,” which, among other things, appropriates $200 million for the FCC to help health care providers provide connected care services to patients at their homes or mobile locations in response to the novel Coronavirus 2019 disease (COVID-19) pandemic. On March 31, 2020, the FCC issued a Report and Order establishing the “COVID-19 Telehealth Program,” under which eligible health care providers responding to the COVID-19 pandemic may receive full funding for telecommunications services, information services, and devices necessary to provide critical connected care services until the appropriation has been expended or the COVID-19 pandemic has ended. In the same Report and Order, the FCC also created the “Connected Care Pilot Program,” which will make an additional $100 million in universal service funding available over three years to study how the FCC can help support the trend towards connected care services, particularly for low-income Americans and veterans. While it is too soon to assess the impact, if any, of these programs on our business, programs of this type that make the telehealth and telemedicine services more affordable could stimulate greater demand for those services in Alaska.

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

USAC Audit of RHC Program Funding Requests

In addition to the prospective changes to the RHC program discussed above, the FCC and USAC have undertaken reviews of current and past funding requests. In June 2017, the Company received a letter from USAC’s auditors inquiring about past funding requests, all of which were previously approved by USAC. After clarifying the request, the Company responded to the auditors with the requested information through the remainder of 2017 and mid-way into 2018. Late in 2018, the auditors asked the Company to comment on some preliminary audit findings, and the Company responded with a letter dated December 21, 2018. After more than a year without communications from the auditors, on February 24, 2020, the Company received a draft audit report from USAC that is described more fully in Note 18 “Commitments and Contingencies” in the Notes to Consolidated Financial Statements. The draft audit report alleges violations of the FCC’s rules for establishing rural rates and urban rates, the provisioning and billing of ineligible services and products, and violations of the FCC’s competitive bidding rules. The Company was invited to comment on this draft audit report, and we intend to seek correction of numerous factual errors we believe are contained in that report. In addition, the Company has had conversations with USAC’s auditors and we are compiling a list of proposed clarifications, corrections and modifications to the draft audit report. As a result of these conversations and comments to be submitted by the Company, USAC’s auditors may revise their findings, including the amounts they recommend USAC seek to recover. USAC’s auditors are expected to issue a final audit report incorporating the Company’s responses that will be sent to USAC’s Rural Health Care division to review and determine if corrective action would be appropriate. In the event that the Company disagrees with USAC’s final audit report, the Company can appeal that decision to USAC’s Rural Health Care division and/or the FCC. At this time, we cannot predict the contents of the USAC audit report, the outcome of the audit or the impact on our business, financial condition, results of operations and liquidity.

FCC Inquiry into Company’s RHC Program Participation

In addition, the Company received a Letter of Inquiry on March 18, 2018, from the FCC Enforcement Bureau requesting historical information regarding the Company’s participation in the FCC’s Rural Health Care program. In response, the Company produced voluminous records throughout 2018 and into the first quarter of 2019. On November 5, 2019, the Company received another letter from the FCC Enforcement Bureau requesting additional information, to which it responded on December 6, 2019. The Company is currently responding to an additional letter from the Enforcement Bureau dated January 22, 2020. As of the date of this Form 10-Q, the FCC’s Enforcement Bureau has not asserted any claims or rule violations. The Company continues to work constructively with the FCC’s Enforcement Bureau to provide it the information it is seeking. At this time, we cannot predict the outcome of the FCC Enforcement Bureau’s inquiry or the impact it may have on our business, financial condition, results of operations and liquidity.

CAF Phase II

On October 31, 2016, the FCC released its order adopting the Connect America Fund (“CAF”) Phase II (“CAF II”) for price cap carriers in Alaska. Alaska Communications is the only price cap carrier in Alaska and, under the CAF II order, we receive approximately $19.7 million annually.

We are continuing to work toward meeting our CAF Phase II obligations in a capital-efficient manner, including the delivery of broadband Internet access services meeting CAF Phase II requirements using a fixed wireless platform and DSL in some instances.

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

On March 3, 2020, the FCC released the text of a Report and Order clearing the lower portion of that band (3.7-4.0 GHz) of virtually all satellite services in the 48 contiguous United States and the District of Columbia. The Report and Order allowed continued use of that spectrum for satellite services in other areas of the nation, including Alaska, essentially preserving the status quo. As a result, the FCC’s decision has little to no effect on our authority to continue to offer C-band satellite communications services in the future.

Call Authentication

On December 30, 2019, Congress enacted the Telephone Robocall Abuse Criminal Enforcement and Deterrence (TRACED) Act. Among other things, the TRACED Act seeks to reduce the number of unwanted calls in which the calling party deceive the recipient by falsifying the Caller ID information to make it appear that the call is from someone the recipient knows or can trust. To do so, the TRACED Act directs the FCC to require all voice service providers to implement “STIR/SHAKEN” standards developed by the Internet Engineering Task Force (IETF) and the Alliance for Telecommunications Industry Solutions (ATIS) for authenticating and verifying caller ID information for calls carried in the IP portions of their networks, and implement an effective caller ID authentication framework in the non-IP portions of their networks. The law requires service providers to take these steps no later than 18 months from enactment.

On March 31, 2020, the FCC issued a Report and Order implementing this law by mandating that all voice service providers implement the STIR/SHAKEN framework in the Internet Protocol (IP) portions of their networks by June 30, 2021. In a related Notice of Proposed Rulemaking, the FCC sought comment on additional issues, including proposals for implementing the law with respect to non-IP networks and “intermediate” providers of voice service, as well as a potential extension of time for small providers that serve 100,000 or fewer voice service subscriber lines. Until the FCC resolves these important additional issues, we cannot assess the potential impact of these requirements on our business.

Network Equipment

On March 12, 2020, the Secure and Trusted Communications Networks Act of 2019 was signed into law, prohibiting the use of federal universal service funds to obtain communications equipment or services from a company that poses a national security risk to U.S. communications networks. In addition, under the law, each communications provider must submit an annual report to the FCC regarding whether it has purchased, rented, leased, or otherwise obtained any prohibited equipment and, if so, provide a detailed justification for such action. Previously, in November 2019, the FCC preliminarily designated Huawei and ZTE as companies that pose such risks. Currently, Alaska Communications believes that little or no equipment from those manufacturers is present in our network.

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

Telecommunications Modernization Act

In late December 2019, the RCA opened R-19-002 to consider the Alaska Telephone Associations Petition to revise the RCA’s regulation as a result of SB 83 or the Telecommunications Modernization Act. The comment and reply comment period ended February 3, 2020 and are under consideration by the RCA.

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

●	Business and Wholesale (broadband, voice and managed IT services)

●	Consumer (broadband and voice services)

●	Regulatory (access services, high cost support and carrier termination)

●	Business and Wholesale

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

COLR and CCL

The Company was designated by the State of Alaska as a Carrier of Last Resort ("COLR") in five of the six study areas. In addition to COLR, the Company received Carrier Common Line ("CCL") support. We did not receive COLR or CCL funding for the ACS of Anchorage study area. As a COLR we were required to provide services essential for retail and carrier-to-carrier telecommunication throughout the applicable coverage area. Effective in 2019, the COLR and CCL funding mechanisms were eliminated and replaced with the ENS funding mechanism. Funding levels under ENS are approximately half of those under the prior mechanisms.

		$4,474	10.1%	1.9%

Total Federal and State Support		$24,168	54.8%	10.4%

Total Regulatory Revenue		$44,110		19.0%

Total Revenue		$231,694

Executive Summary

Operating Revenues

Total revenue of $58.3 million increased $1.4 million, or 2.4%, in the first quarter of 2020 compared with the first quarter of 2019. Business and wholesale revenue increased $2.3 million including a $2.1 million increase in total broadband revenue. Rural health care revenue of $3.3 million in the first quarter 2020 compares with $4.1 million in 2019. Consumer revenue of $9.1 million was down marginally year over year. As anticipated, regulatory access revenue declined $0.9 million due to the restructuring and contribution capping (and thereby reducing) of AUSF support.

Operating Income

Operating income of $5.8 million in the first quarter of 2020 declined marginally from $5.9 million in 2019. The growth in revenue was offset by higher operating expenses, consisting of increased cost of services and sales and depreciation expense, partially offset by lower selling, general and administrative expense. These items are discussed in more detail below.

Operating Metrics

Business broadband average monthly revenue per user (“ARPU”) of $352.28 in the first quarter of 2020 increased from $334.87 in the first quarter of 2019. Business broadband connections of 14,689 at March 31, 2020 declined from connections of 15,132 at March 31, 2019. We count connections on a unitary basis regardless of the size of the bandwidth. For example, a customer that has a 10MB connection is counted as one connection as is a customer with a 1MB connection. While we present metrics related to Business connections, we note that we manage Business and Wholesale in terms of new Monthly Recurring Charges (“MRC”) sold. Achievement of sales performance in terms of MRC is the primary operating metric used by management to measure market performance. For competitive reasons, we do not disclose our sales or performance in MRC.

Consumer broadband connections of 31,819 at March 31, 2020 declined from 32,811 at March 31, 2019, and consumer broadband ARPU of $70.19 in the first quarter of 2020 increased from $65.44 in the first quarter of 2019.

The table below provides certain key operating metrics as of, or for, the periods indicated.

	March 31,
	2020	2019

Voice:
At quarter end:
Business access lines	67,406	68,788
Consumer access lines	22,227	25,156
Quarter:
ARPU - business	$27.14	$25.21
ARPU - consumer	$34.11	$33.77

Broadband:
At quarter end:
Business connections	14,689	15,132
Consumer connections	31,819	32,811
Quarter:
ARPU - business	$352.28	$334.87
ARPU - consumer	$70.19	$65.44

Liquidity

We generated cash from operating activities of $22.4 million in the first quarter of 2020 compared with $15.5 million in the first quarter of 2019. This improvement reflects higher earnings in 2020 and cash receipts associated with deferred revenue agreements.

In the first quarters of 2020 and 2019, we invested a total of $11.5 million and $10.0 million, respectively, in capital, including capitalized interest and net of the settlement of items accrued in previous periods. Success based capital spending was $4.8 million in 2020 compared with $5.1 million in 2019.

Net debt (defined as total debt excluding debt issuance costs, less cash and cash equivalents) at March 31, 2020 was $143.4 million compared with $153.8 million at December 31, 2019. The decrease reflects cash generated from operating activities during in the first quarter, partially offset by capital spending and principal payments the 2019 Senior Credit Facility and other obligations.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

The following table summarizes our results of operations for the three-month periods ended March 31, 2020 and 2019. Revenue and the associated analysis is presented by customer and product category, combining revenue accounted for under ASC 606 and other guidance.

(in thousands)	2020	2019	Change	% Change
Revenue
Business and wholesale revenue
Business broadband	$15,639	$15,267	$372	2.4%
Business voice and other	7,236	7,001	235	3.4%
Managed IT services	1,227	1,659	(432)	-26.0%
Equipment sales and installations	1,414	880	534	60.7%
Wholesale broadband	11,979	10,262	1,717	16.7%
Wholesale voice and other	1,288	1,426	(138)	-9.7%
Total business and wholesale revenue	38,783	36,495	2,288	6.3%

Consumer revenue
Broadband	6,692	6,468	224	3.5%
Voice and other	2,449	2,733	(284)	-10.4%
Total consumer revenue	9,141	9,201	(60)	-0.7%

Total business, wholesale and consumer revenue	47,924	45,696	2,228	4.9%
Growth in broadband revenue	7.2%

Regulatory revenue
Access	5,418	6,289	(871)	-13.8%
High cost support	4,924	4,924	-	0.0%
Total regulatory revenue	10,342	11,213	(871)	-7.8%

Total revenue	$58,266	$56,909	$1,357	2.4%

Operating expenses:
Cost of services and sales (excluding depreciation and amortization)	27,114	25,627	1,487	5.8%
Selling, general and administrative	15,394	16,656	(1,262)	-7.6%
Depreciation and amortization	9,840	8,679	1,161	13.4%
Loss (gain) on disposal of assets, net	86	(2)	88	NM
Total operating expenses	52,434	50,960	1,474	2.9%

Operating income	5,832	5,949	(117)	-2.0%

Other income and (expense):
Interest expense	(2,959)	(3,056)	97	-3.2%
Loss on extinguishment of debt	-	(2,799)	2,799	NM
Interest income	75	75	-	0.0%
Other income, net	381	122	259	NM
Total other income and (expense)	(2,503)	(5,658)	3,155	-55.8%

Income before income tax expense	3,329	291	3,038	NM

Income tax expense	(960)	(98)	(862)	NM

Net income	2,369	193	2,176	NM
Less net loss attributable to noncontrolling interest	(18)	(34)	16	-47.1%
Net income attributable to Alaska Communications	$2,387	$227	$2,160	NM

Operating Revenue

Business and Wholesale

Business and wholesale revenue of $38.8 million increased $2.3 million, or 6.3%, in the first quarter of 2020 from $36.5 million in the first quarter of 2019. Wholesale broadband revenue increased $1.7 million, equipment sales and installations increased $0.5 million, and business broadband and voice revenue increased $0.4 million and $0.2 million, respectively. These increases were partially offset by a $0.4 million decline in managed IT services and $0.1 million decline in wholesale voice and other. The increase in business broadband revenue was due primarily to an increase in ARPU to $352.28 in the first quarter of 2020 from $334.87 in the first quarter of 2019, partially offset by a decline in connections from 15,132 to 14,689 and lower rural health care revenue. Rural health care revenue of $3.3 million in the first quarter of 2020 decreased from $4.1 million in 2019 and represented 5.6% and 7.1% of consolidated revenue in 2020 and 2019, respectively. While connections and ARPU serve as data points to support the analysis of period-over-period changes in revenue, they are not critical indicators utilized by the Company to manage the Business and Wholesale customer group.

Business and wholesale revenue includes the amortization of deferred revenue for the three-month periods ended March 31, 2020 and 2019 as follows:

	Three Months Ended
	March 31,
	2020	2019

GCI capacity revenue	$516	$511
Other deferred capacity revenue	844	615
Total deferred capacity revenue	1,360	1,126
Other deferred revenue	997	899
Total	$2,357	$2,025

Consumer

Consumer revenue of $9.1 million in the first quarter of 2020 compares with $9.2 million in the first quarter of 2019. Broadband revenue increased $0.2 million year over year as lower connections were offset by an increase in ARPU to $70.19 from $65.44. Voice and other revenue decreased $0.3 million due to 2,929 fewer connections, partially offset by an increase in ARPU to $34.11 from $33.77 in the prior year.

Regulatory

Regulatory revenue of $10.3 million decreased $0.9 million year over year due to lower access revenue resulting from reduced funding from the Alaska Universal Service Fund.

Operating Expenses

Cost of Services and Sales (excluding depreciation and amortization)

Cost of services and sales (excluding depreciation and amortization) of $27.1 million increased $1.5 million, or 5.8%, in the first quarter of 2020 from $25.6 million in the first quarter of 2019 due primarily to higher circuit installation costs.

Selling, General and Administrative

Selling, general and administrative expenses of $15.4 million decreased $1.3 million, or 7.6%, in the first quarter of 2020 from $16.7 million in the first quarter of 2019 due primarily to lower labor and other costs, partially offset by an increase in the provision for doubtful accounts receivable

Depreciation and Amortization

Depreciation and amortization expense of $9.8 million increased $1.1 million, or 13.4%, in the first quarter of 2020 from $8.7 million in the first quarter of 2019. This increase was due primarily to the completion of various capital projects.

Other Income and Expense

Interest expense of $3.0 million in the first quarter of 2020 declined from $3.1 million in the first quarter of 2011 due primarily to a lower average interest rate. The loss on extinguishment of debt of $2.8 million in the first quarter of 2019 was associated with the settlement of the 2017 Senior Credit Facility in the first quarter.

Income Taxes

Income tax expense and the effective tax rate in the first quarter of 2020 were $1.0 million and 28.8%, respectively. Income tax expense and the effective tax rate in the first quarter of 2019 were $0.1 million and 33.7%, respectively.

Net Loss Attributable to Noncontrolling Interest

The net loss attributable to the noncontrolling interest of the AQ-JV was $18 thousand and $34 thousand in the first quarter of 2020 and 2019, respectively.

Net Income Attributable to Alaska Communications

Net income attributable to Alaska Communications of $2.4 million in the first quarter of 2020 compares with $0.2 million in the same period of 2019. The year over year results reflect the revenue and expense items discussed above.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

We satisfied our cash requirements for operations and capital expenditures in the first quarter of 2020 through internally generated funds and cash on hand. At March 31, 2020, we had $33.8 million of cash and cash equivalents, $1.6 million of restricted cash and $20.0 million available under our revolving credit facility.

Our major sources and uses of funds in the three months ended March 31, 2020 and 2019 were as follows:

	Three Months Ended
	March 31,
(in thousands)	2020	2019
Net cash provided by operating activities	$22,362	$15,475
Capital expenditures	$(7,463)	$(8,563)
Change in unsettled capital expenditures	$(3,759)	$(1,121)
Repayments of long-term debt	$(3,240)	$(171,758)
Proceeds from the issuance of long-term debt	$-	$180,000
Debt issuance costs and discounts	$-	$(2,659)
Cash paid for debt extinguishment	$-	$(1,222)
Interest paid (1)	$(2,919)	$(3,075)

(1) Included in net cash provided by operating activities.

Cash Flows from Operating Activities

Cash provided by operating activities of $22.4 million in the first quarter of 2020 reflects net income excluding non-cash items (defined as cash provided by operating activities excluding changes in operating assets and liabilities) of $12.5 million and a $6.8 million decrease in accounts receivable primarily associated with deferred revenue arrangements and rural health care customers.

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

Cash Flows from Investing Activities

Cash used by investing activities of $11.5 million in the first quarter of 2020 consisted of expenditures on capital. Of $7.5 million incurred in 2020, $4.8 million was success based.

Cash used by investing activities of $10.0 million in the first quarter of 2019 consisted of expenditures on capital. Of $8.6 million incurred in 2019, $5.1 million was success based versus maintenance.

Our networks require the timely maintenance of plant and infrastructure. Future capital requirements may change due to impacts of regulatory decisions that affect our ability to recover our investments, changes in technology, the effects of competition, changes in our business strategy, and our decision to pursue specific acquisition and investment opportunities. We also engage in capital projects which may be pre-funded, in part, by the customer. Capital spending is typically higher during the second and third quarters. We intend to fund future capital expenditures primarily with cash on hand and net cash generated from operations.

Cash Flows from Financing Activities

Cash used by financing activities of $3.7 million in the first quarter of 2020 consisted primarily of principal payments totaling $3.2 million on the 2019 Senior Credit Facility, including a prepayment of $2.1 required due to the generation of excess cash flow in 2019.

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

Certain of our capital projects are prefunded, in part, by the customer to whom the associated services will be provided. We also enter into lease agreements, including for dark fiber, requiring significant long-term funding commitments. The leased fiber is typically subleased to our customers who, in some cases, prefund their payments to the Company.

As of March 31, 2020, total long-term obligations outstanding, including current portion, were $177.2 million, consisting of $174.5 million in term loans under our 2019 Senior Credit Facility and $2.7 million in capital lease and other obligations. As of March 31, 2020, we had $33.8 million in cash and access to the full amount of the $20.0 million revolving credit facility under our 2019 Senior Credit Facility. Certain deferred revenue lease arrangements for which cash was received in advance require future investments in capital to support the service to be provided.

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

The actual net total leverage ratio was 2.68 at March 31, 2020.

Fixed Charge Coverage Ratio: The ratio of our (a) Consolidated EBITDA for the applicable period (as defined below) to (b) (i) the sum of, for the same period, consolidated interest expense, capital expenditures (with certain exceptions), long term indebtedness (with certain exceptions) required to be paid, capital lease obligations required to be paid, restricted payments, cash payments for income taxes, (ii) minus, for the same period, specified capital expenditures. The remaining applicable periods for purposes of calculating this ratio are the four consecutive fiscal quarters ending March 31, 2020 and thereafter. The minimum fixed charge coverage ratio is 1.10 to 1.00. The actual fixed charge coverage ratio was 1.52 at March 31, 2020.

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

The Initial Term A Facility, Revolving Facility, Delayed-Draw Facility and Incremental Term A Loans bear interest at LIBOR plus 4.5% per annum.

The weighted interest rate on the 2019 Senior Credit Facility was 6.01% at March 31, 2020.

Under the terms of the 2019 Senior Credit Facility, the Company is required to hedge interest payments on a minimum of $90.0 million, or 50%, of the outstanding principal. On June 28, 2019, the Company entered into interest rate swaps in the initial total notional amount of $135.0 million, effectively fixing the interest payments on 75% of the outstanding principle.

On March 9, 2020, the Company’s Board of Directors declared a one-time cash dividend of $0.09 per share of common stock to be paid on June 18, 2020 to shareholders of record as of the close of business on April 20, 2020. The dividend totaled $4.9 million.

As of March 31, 2019, USAC had issued funding commitment letters for all of the Company’s rural health care customer applications for Funding Year 2018 (July 1, 2018 through June 30, 2019). For Funding Year 2019 (July 1, 2019 through June 30, 2020), the FCC had approved the Company’s cost-based rural rates for the majority of its customers. USAC began issuing funding commitment letters for Funding Year 2019 in February 2020. We recorded revenue from the rural health care program of $3.3 million and $4.1 million in the first quarters of 2020 and 2019, respectively. Our accounts receivable balance for rural health care customers, net of amounts reserved, was $4.5 million at March 31, 2020 and $6.8 million at December 31, 2019.

OUTLOOK

In response to economic pressures impacting the Company’s customers and the community at large as a result of the COVID-19 pandemic, we implemented the following actions in the first quarter of 2020:

●	Working to increase bandwidth, as needed, for participants in the rural health care program at no charge to the customer. Timing is subject to FCC guidance and its waiver of certain rules.
●	Offering kindergarten through grade 12, university students and teachers who do not have internet service, unlimited internet service at no charge through the end of the current school year.
●	Will not terminate service to residential and small business customers in the event they are unable to pay us for services due to disruptions caused by the COVID-19 pandemic.
●	Will waive late fees incurred by residential and small business customers resulting from their economic circumstances related to the COVID-19 pandemic.
●	Will waive long distance overage fees, as appropriate, related to the COVID-19 pandemic.
●	Have extended technical support hours.
●	Proactively monitoring our network and prioritizing the augmentation of network links.
●	Working with local and state utilities, governments and educational institutions to ensure they have the necessary resources.

The COVID-19 pandemic has impacted the Company’s suppliers, employees and other aspects of its business, including an increase in demand for its broadband and managed IT services. We have implemented various social-distancing policies including making accommodations for many of our employees to work remotely, travel restrictions and making the appropriate arrangements for our customer service representatives and customers.

The COVID-19 pandemic did not have a material effect on the Company’s financial results in the first quarter of 2020. We are currently assessing the potential future impact of the COVID-19 pandemic on the demand for our products and services, which could be material. It has caused disruption to certain of our business customers’ operations and could result in changes to our wholesale customers’ operations and reductions in consumer spending, all of which could negatively impact our future revenue and cash flows. As a result of the customer accommodations noted above, collection of accounts receivable from certain customers may be delayed. Travel restrictions and other required actions may reduce the efficiency of our operations and result in higher costs. Declines in revenue and cash flows could require that we reduce operating costs and capital expenditures. Disruptions to the financial markets could limit our access to financing and other sources of capital. This is a rapidly evolving situation and we cannot predict the extent or duration of the pandemic, its effects on the global, national or local economy and its longer-term effects on our financial condition, results of operations or cash flows, which could be material. We will continue to closely monitor the situation and make the appropriate adjustments to our operations as required and appropriate.

In March 2020, the Federal government passed legislation, including the CARES Act, intended to provide economic relief to individuals, families and businesses. This relief includes cash payments, additional unemployment benefits, grants, forgivable loans and additional funding (through the FCC) for telemedicine services and devices. The FCC has also relaxed competitive bidding rules and delayed certain deadlines under the E-Rate and rural health care programs. The CARES Act has provided for the accelerated receipt of the Company’s AMT credits. The Company is continuing to review the legislation and other actions for further potential implications to the Company and its customers.

Subject to the duration and magnitude of the COVID-19 pandemic, we expect to see continued strength in business and wholesale revenues, led by broadband revenue and managed IT services, focused on the larger enterprise and carrier customer segments. This growth driven by continued demand for broadband as businesses migrate their IT infrastructure to the cloud, deployment of small cell networks, expansion into managed IT services, investments by Federal agencies in long haul broadband infrastructure and continued progress in serving new school districts. Continued state of Alaska budget constraints may negatively impact these growth opportunities. We expect to see solid performance from our carrier and federal customers as well as opportunities in markets enabled by the North Slope networks. Driven by our network investments in fiber fed wifi and fixed wireless, we expect to strengthen our competitive position serving small business and residential customers. Growth in these areas is expected to be somewhat offset by continued pressure in the rural health care program.

Additionally, we are focused on continued implementation of the CAF II program and expect to meet our obligations for 2020.

We also expect continued attention by our Board of Directors on the evaluation of value creating strategic opportunities that address our scale and geographic concentration issues.

We believe that we will have sufficient cash on hand, cash provided by operations and availability under our 2019 Senior Credit Facility to service our debt and fund our operations, capital expenditures and other obligations over the next twelve months. However, our ability to make such an assessment is dependent upon our future financial performance, which is subject to future economic conditions and to financial, business, regulatory, competitive entry and many other factors, many of which are beyond our control and could impact us during the time period of this assessment. See Item 1A. Risk Factors in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2019 for further information regarding these risks.

LEGAL

We are involved in various claims, legal actions, personnel matters and regulatory proceedings arising in the ordinary course of business and as of March 31, 2020, we have recorded litigation accruals of $1.2 million against certain of those claims and legal actions. Estimates involved in developing these litigation accruals could change as these claims, legal actions and regulatory proceedings progress. See also Part II, Item 1. Legal Proceedings.

EMPLOYEES

As of March 31, 2020, we employed 572 regular full-time employees, 7 regular part-time employees and 4 temporary employees, compared with 569, 8 and 4, respectively at December 31, 2019. Approximately 54% of our employees are represented by the IBEW. Our Master Collective Bargaining Agreement (“CBA”) with the IBEW, which is effective through December 31, 2023, governs the terms and conditions of employment for all IBEW represented employees working for us in the state of Alaska. Management considers employee relations to be generally good.

CRITICAL ACCOUNTING POLICIES AND ACCOUNTING ESTIMATES

We have identified certain policies and estimates as critical to our business operations and the understanding of our past or present results of operations. For additional discussion on the application of significant accounting policies, see “Critical Accounting Policies and Estimates” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2019. These policies and estimates are considered critical because they had a material impact, or have the potential to have a material impact, on our financial statements and because they require significant judgments, assumptions or estimates.

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

The following critical accounting policies have been updated to reflect the potential effects of the COVID-19 pandemic.

Trade Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Amounts collected on trade accounts receivable are included in net cash provided by operating activities in the Consolidated Statements of Cash Flows. The Company does not have any off-balance sheet credit exposure related to its customers. Allowances for uncollectible receivables are established and incurred during the period. These estimates are derived through an analysis of account aging profiles and a review of historical recovery experience. Receivables are charged off against the allowance when management confirms it is probable amounts will not be collected. Subsequent recoveries, if any, are credited to the allowance. The Company records bad debt expense as a component of “Selling, general and administrative expense” in the Consolidated Statements of Comprehensive Income. As a result of changing market conditions due to the COVID-19 pandemic, the policy for determining the allowance for uncollectible accounts receivable will be adjusted if required.

Revenue Recognition

The Company accounts for revenue in accordance with ASC 606 and other guidance. Revenue is typically recognized as services or products are provided to the customer based on the amount of consideration expected to be collected from the customer or other sources. See Note 2 “Revenue Recognition” for a summary of the Company’s revenue recognition policies. As a result of changing  market conditions due to the COVID-19 pandemic, the policy for assessment of the consideration expected to be collected will be adjusted if required.

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

ITEM 4.      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on the evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required financial disclosure.

Changes in Internal Control Over Financial Reporting

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated any changes in our internal control over financial reporting that occurred during the first quarter of 2020 and have concluded that there were no changes to our internal control over financial reporting that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.     OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

We are involved in various claims, legal actions, personnel matters and regulatory proceedings arising in the ordinary course of business. As of March 30, 2020, we have recorded litigation accruals of $1.2 million against certain current claims and legal actions. Other than as described above and as disclosed previously in Item 3. Legal Proceedings in our Annual Report on Form 10-K for the year ended December 31, 2019, we believe that the disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

ITEM 1A.    RISK FACTORS

Other than as described below, there have been no material changes to the Company's risk factors as previously disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2019.

The following risk factors have been updated to reflect the potential effects of the COVID-19 pandemic.

A major public health issue, such as an epidemic or pandemic, and including the current COVID-19 pandemic, could adversely affect our operations and financial performance.

The COVID-19 pandemic has negatively impacted the global, national and state of Alaska economies. It has caused disruption to certain of our business customers’ operations and could result in changes to our wholesale customers’ operations and reductions in consumer spending, all of which could negatively impact our revenue, collection of accounts receivable and cash flows. Disruptions to the financial markets could limit our access to debt and other sources of capital. Our operations, including the provision of services and products to our customers and maintenance of the supporting infrastructure, rely on products, resources and our employees inside and outside the state of Alaska. A major public health issue, including the COVID-19 pandemic, could disrupt the timely receipt of those products and resources, the productivity of our employees, our provision of products and services to our customers and negatively affect our operations, financial results and liquidity.

Cyber-attacks may damage our networks or breach customer and other proprietary data, leading to service disruption, harm to reputation, loss of customers, and litigation over privacy violations.

All industries that rely on technology in customer interactions are increasingly at risk for cyber-attacks. A cyber-attack could be levied against our network, causing disruption of operations and service, requiring implementation of greater network security measures, and resulting in lost revenue due to lost service. A cyber-attack could also be targeted to infiltrate customer proprietary and other data, breaching customer privacy, resulting in misuse of customer information and other data, and possibly leading to litigation over privacy breaches and causing harm to the Company’s reputation. In the event of a cyber-attack, Company insiders could utilize their knowledge of such an attack in trading the Company’s publicly traded shares. We rely on a variety of procedures to guard against cyber-attacks, and to take appropriate actions in the event of a cyber-attack, but the frequency of threats from these attacks is growing globally and the risk to us is also growing. Due to the COVID-19 pandemic, many of our employees are temporarily working remotely, which may pose additional data security risks.

Our internal control over financial reporting may not be effective, which could cause our financial reporting to be unreliable.

Because of its inherent limitations, and irrespective of the existence of material weaknesses, our internal control over financial reporting may not prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that such controls may become inadequate because of changes in conditions, or the degree of compliance with policies and procedures may deteriorate. The effects of the COVID-19 pandemic may also impact our financial reporting systems and internal control over financial reporting. Any of these circumstances could cause our financial reporting to be unreliable.

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

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Date: May 11, 2020	/s/ William Bishop
William Bishop President and Chief Executive Officer (Principal Executive Officer)

Date: May 11, 2020	/s/ Laurie Butcher
Laurie Butcher Chief Financial Officer (Principal Financial Officer)