Form 10-Q
period 2020-06-30
ALASKA COMMUNICATIONS SYSTEMS GROUP INC
filed 2020-08-10
CIK 1089511

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐                  No ☒

As of August 4, 2020, there were outstanding 53,668,057 shares of Common Stock, $.01 par value, of the registrant.

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Condensed Consolidated Balance Sheets

(Unaudited, In Thousands Except Per Share Amounts)

	June 30,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$44,379	$26,662
Restricted cash	1,628	1,631
Short-term investments	134	134
Accounts receivable, net of allowance of $4,117 and $4,627	27,989	34,354
Materials and supplies	8,056	8,900
Prepayments and other current assets	13,591	9,617
Total current assets	95,777	81,298

Property, plant and equipment	1,436,987	1,424,904
Less: accumulated depreciation and amortization	(1,055,336)	(1,042,546)
Property, plant and equipment, net	381,651	382,358

Operating lease right of use assets	88,232	80,991
Other assets	10,191	12,598
Total assets	$575,851	$557,245

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term obligations	$9,059	$8,906
Accounts payable, accrued and other current liabilities	43,929	39,108
Advance billings and customer deposits	3,639	3,761
Operating lease liabilities - current	10,065	2,795
Total current liabilities	66,692	54,570

Long-term obligations, net of current portion	163,589	167,476
Deferred income taxes	5,497	4,403
Operating lease liabilities - noncurrent	79,117	78,767
Other long-term liabilities, net of current portion	89,268	78,520
Total liabilities	404,163	383,736
Commitments and contingencies
Alaska Communications stockholders' equity:
Common stock, $.01 par value; 145,000 authorized; 54,822 issued and 53,823 outstanding at June 30, 2020; 54,085 issued and 53,085 outstanding at December 31, 2019	548	541
Treasury stock, 1,000 shares at cost	(1,812)	(1,812)
Additional paid in capital	162,240	161,844
Retained earnings	15,342	15,367
Accumulated other comprehensive loss	(5,434)	(3,277)
Total Alaska Communications stockholders' equity	170,884	172,663
Noncontrolling interest	804	846
Total stockholders' equity	171,688	173,509
Total liabilities and stockholders' equity	$575,851	$557,245

See Notes to Condensed Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited, In Thousands Except Per Share Amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Operating revenues	$59,456	$57,395	$117,722	$114,304

Operating expenses:
Cost of services and sales (excluding depreciation and amortization)	27,134	26,356	54,248	51,983
Selling, general and administrative	16,225	18,718	31,619	35,374
Depreciation and amortization	10,033	9,200	19,873	17,879
Loss (gain) on disposal of assets, net	14	(95)	100	(97)
Total operating expenses	53,406	54,179	105,840	105,139

Operating income	6,050	3,216	11,882	9,165

Other income and (expense):
Interest expense	(2,739)	(3,096)	(5,698)	(6,152)
Loss on extinguishment of debt	-	(31)	-	(2,830)
Interest income	68	95	143	170
Other income (expense), net	33	(122)	414	-
Total other income and (expense)	(2,638)	(3,154)	(5,141)	(8,812)

Income before income tax expense	3,412	62	6,741	353

Income tax expense	(996)	(46)	(1,956)	(144)

Net income	2,416	16	4,785	209

Less net loss attributable to noncontrolling interest	(24)	(19)	(42)	(53)

Net income attributable to Alaska Communications	2,440	35	4,827	262

Other comprehensive (loss) income:
Minimum pension liability adjustment	69	19	137	39
Income tax effect	(19)	(5)	(38)	(11)
Amortization of defined benefit plan loss	(33)	122	(66)	243
Income tax effect	9	(35)	18	(69)
Interest rate swap marked to fair value	(598)	47	(3,476)	34
Income tax effect	170	(14)	988	(10)
Reclassification to interest expense	391	(224)	391	(451)
Income tax effect	(111)	64	(111)	128
Total other comprehensive loss	(122)	(26)	(2,157)	(97)

Total comprehensive income attributable to Alaska Communications	2,318	9	2,670	165

Net loss attributable to noncontrolling interest	(24)	(19)	(42)	(53)
Total other comprehensive income attributable to noncontrolling interest	-	-	-	-
Total comprehensive loss attributable to noncontrolling interest	(24)	(19)	(42)	(53)

Total comprehensive income (loss)	$2,294	$(10)	$2,628	$112

Net income per share attributable to Alaska Communications:
Basic	$0.05	$0.00	$0.09	$0.00
Diluted	$0.04	$0.00	$0.09	$0.00

Weighted average shares outstanding:
Basic	53,976	53,799	53,799	53,591
Diluted	54,342	54,569	54,295	54,599

See Notes to Condensed Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited, In Thousands Except Per Share Amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Number of Common Shares Issued and Outstanding
Balance at beginning of period	53,561	53,610	53,085	53,268
Issuance of common stock pursuant to stock plans, $.01 par	262	283	738	625
Purchases of common stock, $.01 par	-	(119)	-	(119)
Balance at end of period	53,823	53,774	53,823	53,774

Total Stockholders' Equity - Beginning Balance	$168,861	$170,065	$173,509	$169,750

Common Stock
Balance at beginning of period	546	536	541	533
Issuance of common stock pursuant to stock plans, $.01 par	2	4	7	7
Balance at end of period	548	540	548	540

Treasury Stock
Balance at beginning of period	(1,812)	-	(1,812)	-
Purchases of common stock, $.01 par	-	(205)	-	(205)
Balance at end of period	(1,812)	(205)	(1,812)	(205)

Additional Paid In Capital
Balance at beginning of period	161,709	160,704	161,844	160,514
Stock-based compensation	409	(9)	718	489
Surrender of shares to cover minimum withholding taxes on stock-based compensation	-	(143)	(439)	(448)
Issuance of common stock pursuant to stock plans, $.01 par	122	102	117	99
Balance at end of period	162,240	160,654	162,240	160,654

Retained Earnings
Balance at beginning of period	12,902	10,666	15,367	10,439
Net income attributable to Alaska Communications	2,440	35	4,827	262
Cash dividends declared, $0.09 per common share	-	-	(4,852)	-
Balance at end of period	15,342	10,701	15,342	10,701

Accumulated Other Comprehensive Loss
Balance at beginning of period	(5,312)	(2,746)	(3,277)	(2,675)
Other comprehensive loss	(122)	(26)	(2,157)	(97)
Balance at end of period	(5,434)	(2,772)	(5,434)	(2,772)

Noncontrolling Interest
Balance at beginning of period	828	905	846	939
Net loss attributable to noncontrolling interest	(24)	(19)	(42)	(53)
Balance at end of period	804	886	804	886

Total Stockholders' Equity - Ending Balance	$171,688	$169,804	$171,688	$169,804

See Notes to Condensed Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited, In Thousands)

	Six Months Ended
	June 30,
	2020	2019
Cash Flows from Operating Activities:
Net income	$4,785	$209
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,873	17,879
Loss (gain) on disposal of assets, net	100	(97)
Amortization of debt issuance costs and debt discount	644	606
Loss on extinguishment of debt	-	2,830
Amortization of deferred capacity revenue	(3,071)	(2,259)
Stock-based compensation	718	489
Deferred income tax expense	1,950	138
Charge for uncollectible accounts	(394)	(32)
Amortization of right-of-use assets	1,257	1,148
Other non-cash (income) expense, net	(66)	244
Changes in operating assets and liabilities	21,176	7,178
Net cash provided by operating activities	46,972	28,333

Cash Flows from Investing Activities:
Capital expenditures	(18,412)	(20,432)
Capitalized interest	(631)	(609)
Change in unsettled capital expenditures	(702)	(551)
Proceeds on sale of assets	-	19
Net cash used by investing activities	(19,745)	(21,573)

Cash Flows from Financing Activities:
Repayments of long-term debt	(4,378)	(171,768)
Proceeds from the issuance of long-term debt	-	180,000
Debt issuance costs and discounts	-	(2,683)
Cash paid for debt extinguishment	-	(1,252)
Payment of cash dividend on common stock	(4,820)	-
Payment of withholding taxes on stock-based compensation	(439)	(448)
Purchases of treasury stock	-	(149)
Proceeds from the issuance of common stock	124	106
Net cash (used) provided by financing activities	(9,513)	3,806

Change in cash, cash equivalents and restricted cash	17,714	10,566
Cash, cash equivalents and restricted cash, beginning of period	28,293	14,985

Cash, cash equivalents and restricted cash, end of period	$46,007	$25,551

Supplemental Cash Flow Data:
Interest paid	$5,708	$6,114
Income taxes paid, net	$-	$10

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

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted in response to the COVID-19 pandemic. The CARES Act provides for certain Federal income tax relief including the accelerated receipt of refundable Federal Alternative Minimum Tax (“AMT”) credits. This will result in the accelerated receipt by the Company of Federal AMT credits in the amount of $2,155 The CARES Act is not expected to have a material effect on the Company’s income tax provision or payments.

The Company consolidates the financial results of the AQ-JV based on its determination that, for accounting purposes, it holds a controlling financial interest in the joint venture and is the primary beneficiary of this variable interest entity. The Company has accounted for and reported QHL’s fifty percent ownership interest in the joint venture as a noncontrolling interest.

In the opinion of management, the unaudited condensed consolidated financial statements contain all normal, recurring adjustments necessary to present fairly the consolidated financial position, comprehensive income, stockholders’ equity and cash flows for all periods presented. Comprehensive income for the three and six-month periods ended June 30, 2020, is not necessarily indicative of comprehensive income which might be expected for the entire year or any other interim periods. The balance sheet at December 31, 2019 has been derived from the audited financial statements as of that date but does not include all information and notes required by GAAP for complete financial statements. Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

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

Recently Adopted Accounting Pronouncements

Effective January 1, 2020, the Company adopted Accounting Standards Update (“ASU”) No. 2018-13, “Fair Value Measurement (Topic 820), Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement” (“ASU 2018-13”) on a retrospective basis. ASU 2018-13 eliminates the requirement to disclose (i) the amount and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy; (ii) the policy for timing of transfers between levels; and (iii) the valuation processes for Level 3 fair value measurements. The new guidance also requires the disclosure of (i) changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period; and (ii) the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The Company did not have any financial assets and liabilities measured at Level 3 and had no transfers between Level 1 and Level 2 during the six-month period ended June 30, 2020. Therefore, adoption of ASU 2018-13 had no effect on the Company’s financial statements and related disclosures.

Effective January 1, 2020, the Company adopted ASU 2018-15 “Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40), Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract” (“ASU 2018-15”) on a prospective basis. ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with those incurred to develop or obtain internal-use software, including hosting arrangements that include an internal-use software license. The Company did not incur any implementation costs associated with hosting arrangements that are service contracts during six-month period ended June 30, 2020. Therefore, adoption of ASU 2018-15 had no effect on the Company’s financial statements and related disclosures.

Effective June 30, 2020, the Company adopted certain expedients offered in ASU No. 2020-04, “Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”). The amendments in ASU 2020-04 provide optional guidance for a limited period of time to ease the potential burden in accounting for reference rate reform on financial reporting. The amendments apply only to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. Optional expedients for cash flow hedging relationships affected by reference rate reform are offered if certain criteria are met. The amendments in ASU 2020-04 are effective as of March 12, 2020 through December 31, 2022. An entity may elect to apply the amendments in ASU 2020-04 to eligible hedging relationships existing as of the beginning of the interim period that includes March 12, 2020 and to new eligible hedging relationships entered into after the beginning of the interim period that includes March 12, 2020. The Company adopted the following two expedients: (i) asserted that the variable rate interest payments on its 2019 Senior Credit Facility subject to changes in LIBOR and which are hedged through interest rate swaps, are probable of being made regardless of any modification in terms related to reference rate reform; and (ii) elects to continue its current method of assessing the effectiveness of its interest rate swaps. Adoption had no effect on the Company’s financial statements and related disclosures. See Note 4, “Fair Value Measurements and Derivative Financial Instruments” and Note 8, “Long-Term Obligations.”

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

Revenue is not recorded for the Company’s provision of free or upgraded service in connection with the COVID-19 pandemic because cash will not be collected, the arrangements do not include an associated transaction price, or the contract with the customer has not been modified, as required under ASC 606.

Beginning late in the first quarter of 2020, in response to the COVID-19 pandemic, the Company offered certain customers free or upgraded service, and suspended service termination and termination fees for late payment. These actions have not had a material impact on the Company’s existing contracts with its customers, the associated contract assets and liabilities and future performance obligations.

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

Disaggregation of Revenue

The following table provides the Company’s revenue disaggregated on the basis of its primary markets, customers, products and services for the three and six-month periods ended June 30, 2020 and 2019:

	June 30, 2020			June 30, 2020
	Accounted for Under ASC 606	Accounted for Under Other Guidance	Total Revenue	Accounted for Under ASC 606	Accounted for Under Other Guidance	Total Revenue
Business and Wholesale Revenue
Business broadband	$15,994	$-	$15,994	$31,347	$-	$31,347
Business voice and other	6,802	-	6,802	13,659	-	13,659
Managed IT services	1,300	-	1,300	2,527	-	2,527
Equipment sales and installations	1,192	-	1,192	2,606	-	2,606
Wholesale broadband	11,123	-	11,123	21,376	-	21,376
Wholesale voice and other	1,344	-	1,344	2,632	-	2,632
Operating leases and other deferred revenue	-	2,269	2,269	-	4,660	4,660

Total Business and Wholesale Revenue	37,755	2,269	40,024	74,147	4,660	78,807

Consumer Revenue
Broadband	6,796	-	6,796	13,488	-	13,488
Voice and other	2,380	-	2,380	4,829	-	4,829

Total Consumer Revenue	9,176	-	9,176	18,317	-	18,317

Regulatory Revenue
Access (1)	4,572	-	4,572	9,263	-	9,263
Access (2)	-	761	761	-	1,488	1,488
High-cost support	-	4,923	4,923	-	9,847	9,847

Total Regulatory Revenue	4,572	5,684	10,256	9,263	11,335	20,598

Total Revenue	$51,503	$7,953	$59,456	$101,727	$15,995	$117,722

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

	Three Months Ended			Six Months Ended
	June 30, 2019			June 30, 2019
	Accounted for Under ASC 606	Accounted for Under Other Guidance	Total Revenue	Accounted for Under ASC 606	Accounted for Under Other Guidance	Total Revenue
Business and Wholesale Revenue
Business broadband	$15,378	$-	$15,378	$30,586	$-	$30,586
Business voice and other	6,953	-	6,953	13,657	-	13,657
Managed IT services	1,517	-	1,517	3,176	-	3,176
Equipment sales and installations	1,008	-	1,008	1,888	-	1,888
Wholesale broadband	8,720	-	8,720	17,271	-	17,271
Wholesale voice and other	1,392	-	1,392	2,818	-	2,818
Operating leases and other deferred revenue	-	2,070	2,070	-	4,137	4,137

Total Business and Wholesale Revenue	34,968	2,070	37,038	69,396	4,137	73,533

Consumer Revenue
Broadband	6,694	-	6,694	13,162	-	13,162
Voice and other	2,647	-	2,647	5,380	-	5,380

Total Consumer Revenue	9,341	-	9,341	18,542	-	18,542

Regulatory Revenue
Access (1)	4,919	-	4,919	10,035	-	10,035
Access (2)	-	1,174	1,174	-	2,347	2,347
High-cost support	-	4,923	4,923	-	9,847	9,847

Total Regulatory Revenue	4,919	6,097	11,016	10,035	12,194	22,229

Total Revenue	$49,228	$8,167	$57,395	$97,973	$16,331	$114,304

(1)	Includes customer ordered service and special access.
(2)	Includes Essential Network Support (“ENS”).

Business broadband revenue includes revenue associated with rural health care customers. Consumer voice and other revenue includes revenue associated with the FCC’s Lifeline program.

Timing of Revenue Recognition

Revenue accounted for in accordance with ASC 606 consisted of the following for the three and six-month periods ended June 30, 2020 and 2019:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Services transferred over time	$45,739	$43,301	$89,858	$86,050
Goods transferred at a point in time	1,192	1,008	2,606	1,888
Regulatory access revenue (1)	4,572	4,919	9,263	10,035

Total revenue	$51,503	$49,228	$101,727	$97,973

(1)	Includes customer ordered service and special access.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

Transaction Price Allocated to Remaining Performance Obligations

The aggregate amount of the transaction price allocated to the remaining performance obligations for contracts with customers that are unsatisfied, or partially unsatisfied, accounted for in accordance with ASC 606 was approximately $80,307 at June 30, 2020. Revenue will be recognized as the Company satisfies the associated performance obligations. For equipment delivery, installation and configuration, and certain managed IT services, which comprise approximately $2,244 of the total, the performance obligation is currently expected to be satisfied during the next twelve months. For business broadband, voice and other managed IT services, which comprise approximately $78,063 of the total, the performance obligation will be satisfied as the service is provided over the terms of the contracts, which range from one to ten years. The Company’s agreements with its consumer customers are typically on a month-to-month basis. Therefore, the Company’s provision of future service to these customers is not reflected in the above discussion of future performance obligations.

Contract Assets and Liabilities

The Company incurs certain incremental costs to obtain contracts that it expects to recover. These costs consist primarily of sales commissions and other directly related incentive compensation payments (reported as contract additions in the table below) which are dependent upon, and paid upon, successfully entering into individual customer contracts.

The table below provides a reconciliation of the contract assets associated with contracts with customers accounted for in accordance with ASC 606 for the six-month period ended June 30, 2020. Contract modifications did not have a material effect on contract assets in the six-month period ended June 30, 2020. Contract assets are classified as “Other assets” on the consolidated balance sheet.

2020

Balance at January 1	$7,242
Contract additions	1,508
Amortization	(1,836)
Balance at June 30	$6,914

The Company recorded a credit for uncollectible accounts receivable of $394 in the six-month period ended June 30, 2020 associated with its contracts with customers. See Note 5 “Accounts Receivable.”

The table below provides a reconciliation of the contract liabilities associated with contracts with customers accounted for in accordance with ASC 606 for the six-month period ended June 30, 2020. Contract liabilities consist of deferred revenue and are included in “Accounts payable, accrued and other current liabilities” and “Other long-term liabilities, net of current portion.”

2020

Balance at January 1	$3,903
Contract additions	354
Revenue recognized	(789)
Balance at June 30	$3,468

3.	JOINT VENTURE

The table below provides certain financial information about the AQ-JV included on the Company’s consolidated balance sheet at June 30, 2020 and December 31, 2019. Cash may be utilized only to settle obligations of the joint venture. Because the joint venture is an LLC, and the Company has not guaranteed its operations, the joint venture’s creditors do not have recourse to the general credit of the Company.

	2020	2019
Cash	$270	$270
Property, plant and equipment, net of accumulated depreciation of $457 and $408	$1,684	$1,733

The operating results and cash flows of the joint venture in the three and six-month periods of 2020 and 2019 were not material to the Company’s consolidated financial results.

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

The fair values of cash equivalents, restricted cash, other short-term monetary assets and liabilities and finance leases approximate carrying values due to their nature. The carrying values of the Company’s senior credit facilities and other long-term obligations of $174,238 and $178,245 at June 30, 2020 and December 31, 2019, respectively, approximate fair value primarily as a result of the stated interest rates of the 2019 Senior Credit Facility approximating current market rates (Level 2).

The following table presents the Company’s financial assets measured at fair value on a recurring basis as of June 30, 2020 and December 31, 2019, at each hierarchical level:

	June 30, 2020				December 31, 2019
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Other long-term liabilities:
Interest rate swaps	$3,373	$-	$3,373	$-	$288	$-	$288	$-

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

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

The following table presents the notional amount, fair value and balance sheet classification of the Company’s derivative financial instruments designated as cash flow hedges as of June 30, 2020 and December 31, 2019.

		Notional	Fair
	Balance Sheet Location	Amount	Value
At June 30, 2020:
Interest rate swaps	Other long-term liabilities	$131,625	$3,373

At December 31, 2019:
Interest rate swaps	Other assets	$133,313	$288

The following table presents gains and losses before income taxes on the Company’s interest rate swaps designated as a cash flow hedge for the three and six-month periods ending June 30, 2020 and 2019.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
(Loss) gain recognized in accumulated other comprehensive loss	$(598)	$47	$(3,476)	$34
(Loss) gain reclassified from accumulated other comprehensive loss to income	(391)	224	(391)	451

The following table presents the effect of cash flow hedge accounting on the Company’s Statements of Comprehensive Income for the three and six-month periods ending June 30, 2020 and 2019:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Recorded as Interest Expense:
Hedged interest payments	$(1,677)	$(1,603)	$(3,758)	$(3,197)
(Loss) gain on interest rate swap	(391)	224	(391)	451

5.	ACCOUNTS RECEIVABLE

Accounts receivable, net, consists of the following at June 30, 2020 and December 31, 2019:

	2020	2019
Retail customers	$20,467	$22,101
Wholesale carriers	7,266	13,157
Other	4,373	3,723
	32,106	38,981
Less: allowance for doubtful accounts	(4,117)	(4,627)
Accounts receivable, net	$27,989	$34,354

The following table presents the activity in the allowance for doubtful accounts for the six-month period ended June 30, 2020, which is associated entirely with the Company’s contracts with customers:

2020
Balance at January 1	$4,627
Provision (recovery) for uncollectible accounts	(394)
Charged to other accounts	-
Deductions	(116)
Asset at June 30	$4,117

The provision for uncollectible accounts is derived through an analysis of account aging profiles and a review of historical recovery experience. Accounts receivable are charged off against the allowance when management confirms it is probable amounts will not be collected. This policy has not been revised as a result of the COVID-19 pandemic. However, to the extent aging profiles, recovery experience and specific customer accounts have been affected by the COVID-19 pandemic, such affects are included in the allowance for doubtful accounts.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

As of June 30, 2020, USAC had issued funding commitment letters for all of the Company’s rural health care customer applications for Funding Year 2018 ( July 1, 2018 through June 30, 2019). For Funding Year 2019 ( July 1, 2019 through June 30, 2020), the FCC had approved the Company’s cost-based rural rates and USAC had issued funding commitment letters. Accounts receivable, net, associated with rural health care customers was $4,294 and $6,827 at June 30, 2020 and December 31, 2019, respectively. Rural health care accounts are a component of the Retail Customers category in the above table.

6.	OTHER CURRENT ASSETS

Prepayments and other current assets consist of the following at June 30, 2020 and December 31, 2019:

	2020	2019
Income tax receivable	$4,659	$2,510
Prepaid expense	3,737	3,528
Other	5,195	3,579
Total prepayments and other current assets	$13,591	$9,617

7.	CURRENT LIABILITIES

Accounts payable, accrued and other current liabilities consist of the following at June 30, 2020 and December 31, 2019:

	2020	2019
Accounts payable - trade	$16,221	$14,918
Accrued payroll, benefits, and related liabilities	11,633	12,193
Deferred capacity and other revenue	9,920	7,311
Other	6,155	4,686
Total accounts payable, accrued and other current liabilities	$43,929	$39,108

Advance billings and customer deposits consist of the following at June 30, 2020 and December 31, 2019:

	2020	2019
Advance billings	$3,608	$3,730
Customer deposits	31	31
Total advance billings and customer deposits	$3,639	$3,761

8.	LONG-TERM OBLIGATIONS

Long-term obligations consist of the following at June 30, 2020 and December 31, 2019:

	2020	2019
2019 senior secured credit facility due 2024	$173,396	$177,750
Debt discount	(1,863)	(2,234)
Debt issuance costs	(1,590)	(1,863)
Finance leases and other long-term obligations	2,705	2,729
Total long-term obligations	172,648	176,382
Less current portion	(9,059)	(8,906)
Long-term obligations, net of current portion	$163,589	$167,476

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

As of June 30, 2020, the aggregate maturities of long-term obligations were as follows:

2020 (July 1 - December 31)	$4,529
2021 (January 1 - December 31)	9,067
2022 (January 1 - December 31)	11,333
2023 (January 1 - December 31)	15,851
2024 (January 1 - December 31)	133,018
Thereafter	2,303
Total maturities of long-term obligations	$176,101

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

Principal payments on the Initial Term A Facility, Delayed-Draw A Facility and any amounts outstanding under the Incremental Term A Loans were due commencing in the third quarter of 2019 as follows: the third quarter of 2019 through the second quarter of 2020 – $1,125 per quarter; the third quarter of 2020 through the second quarter of 2022 – $2,250 per quarter; the third quarter of 2022 through the second quarter of 2023 – $3,375 per quarter; and the third quarter of 2023 through the fourth quarter of 2023 – $4,500 per quarter. The remaining outstanding principal balance, including any amounts outstanding under the Revolving Facility, is due on January 15, 2024. This schedule is subject to mandatory prepayments under certain conditions, including the Company’s generation of excess cash flow as defined in the Agreement. As a result of the generation of excess cash flow in 2019, a prepayment of principal in the amount of $2,104 was required in the first quarter of 2020.

There were no amounts outstanding under the Revolving Facility, Delayed-Draw Term A Facility and Incremental Term A Loans at June 30, 2020.

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

9.	OTHER LONG-TERM LIABILITIES

Other long-term liabilities consist of the following at June 30, 2020 and December 31, 2019:

	2020	2019
Other deferred IRU capacity revenue, net of current portion	$44,489	$34,440
Deferred GCI capacity revenue, net of current portion	28,003	29,036
Other deferred revenue, net of current portion	4,378	4,825
Other	12,398	10,219
Total other long-term liabilities	$89,268	$78,520

Amortization of deferred revenue included in the Consolidated Statements of Comprehensive Income was $2,704 and $2,054 in the three-month periods ended June 30, 2020 and 2019, respectively, and $5,061 and $4,079 in the six-month periods ended June 30, 2020 and 2019, respectively.

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

Certain leases include a provision for early termination, typically in return for an agreed amount of consideration. Early terminations recorded in the six-month period ended June 30, 2020 were not material.

The Company entered into additional operating lease commitments that had not yet commenced as of June 30, 2020 with a present value totaling approximately $2,345. These leases consist primarily of agreements associated with the Company’s CAF Phase II services which are expected to commence in 2020 and have terms of 7 to 30 years.

Short-term and variable lease cost recorded during the three and six-month periods ended June 30, 2020 and 2019 were not material.

The Company did not enter into any sale and leaseback transactions during the six-month period ended June 30, 2020.

The following table presents lease costs for agreements under which the Company is the lessee for the three and six-month periods ended June 30, 2020 and 2019.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Finance lease cost:
Amortization of right-of-use assets	$47	$19	$94	$39
Interest on lease liabilities	66	68	133	136
Operating lease costs	2,232	1,955	4,200	3,910
Total lease cost	$2,345	$2,042	$4,427	$4,085

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

The following table provides information included on the consolidated balance sheet for agreements under which the Company is the lessee as of June 30, 2020 and December 31, 2019.

	2020	2019

Operating leases:
Right of use assets	$88,232	$80,991

Liabilities - current	$10,065	$2,795
Liabilities - noncurrent	79,117	78,767
Total liabilities	$89,182	$81,562

Finance leases:
Property, plant and equipment	$5,800	$5,800
Accumulated depreciation and amortization	(3,793)	(3,699)
Property, plant and equipment, net	$2,007	$2,101

Current portion of long-term obligations	$59	$53
Long-term obligations, net of current portion	2,646	2,676
Total finance lease liabilities	$2,705	$2,729

The following table presents the maturities of lease liabilities at June30, 2020 in twelve-month increments beginning July 1, 2020.

	Operating	Financing
	Leases	Leases

Year 1	$14,733	$322
Year 2	7,622	331
Year 3	7,492	340
Year 4	7,172	350
Year 5	7,148	360
Thereafter	157,105	3,293
Total lease payments	201,272	4,996
Less imputed interest	(113,159)	(2,291)
Total present value of lease obligations	88,113	2,705
Present value of current obligations	(8,996)	(59)
Present value of long-term obligations	$79,117	$2,646

The following table presents other information about agreements under which the Company is the lessee as of and for the six-month periods ended June 30, 2020 and 2019.

	2020	2019

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$133	$136
Operating cash flows from operating leases	3,784	3,914
Financing cash flows from finance leases	24	18
Right-of-use assets obtained in exchange for new operating lease liabilities	151	243
Weighted-average remaining lease term (in years):
Finance leases	13	14
Operating leases	27	30
Weighted-average discount rate:
Finance leases	9.8%	9.8%
Operating leases	6.9%	6.9%

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

Lease Agreements Under Which the Company is the Lessor

The Company’s agreements under which it is the lessor are primarily associated with the use of its network assets, including IRUs for fiber optic cable, colocation and buildings.

Certain leases include a provision for early termination, typically in return for an agreed amount of consideration. There were no early terminations recorded in the six-month period ended June 30, 2020.

The Company does not have material sublease arrangements as the lessor or lease arrangements with related parties.

The Company did not have sales-type leases or direct financing leases as of June 30, 2020.

The underlying assets associated with the Company’s operating leases are accounted for under ASC 360, “Property, Plant and Equipment.” The assets are depreciated on a straight-line basis over their estimated useful life, including any periods in which the Company expects to utilize the asset subsequent to termination of the lease.

The following table presents lease income for agreements under which the Company is the lessor for the three and six-month periods ended June 30, 2020 and 2019. Lease income is classified as revenue on the Statement of Comprehensive Income. The carrying value of the underlying leased assets is not material.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Total lease income	$1,424	$855	$2,595	$1,716

The following table presents the maturities of future undiscounted lease payments at June 30, 2020 in twelve-month increments beginning July 1, 2020.

Year 1	$1,444
Year 2	792
Year 3	461
Year 4	457
Year 5	406
Thereafter	2,586
Total future undiscounted lease payments	$6,146

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

11.	ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table summarizes the activity in accumulated other comprehensive loss for the six-month period ended June 30, 2020:

	Defined
	Benefit
	Pension	Interest
	Plan	Rate Swaps	Total
Balance at December 31, 2019	$(3,070)	$(207)	$(3,277)
Other comprehensive income (loss) before reclassifications	99	(2,488)	(2,389)
Reclassifications from accumulated comprehensive loss to net income	(48)	280	232
Net other comprehensive income (loss)	51	(2,208)	(2,157)
Balance at June 30, 2020	$(3,019)	$(2,415)	$(5,434)

The following table summarizes the reclassifications from accumulated other comprehensive loss to net income for the three and six-month periods ended June 30, 2020 and 2019:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Amortization of defined benefit plan pension items:
Amortization of loss	$(33)	$122	$(66)	$243
Income tax effect	9	(35)	18	(69)
After tax	(24)	87	(48)	174

Amortization of gain on interest rate swap:
Reclassification to interest expense	391	(224)	391	(451)
Income tax effect	(111)	64	(111)	128
After tax	280	(160)	280	(323)
Total reclassifications, net of income tax	$256	$(73)	$232	$(149)

Amounts reclassified to net income from our defined benefit pension plan and interest rate swaps have been presented within “Other income (expense), net” and “Interest expense,” respectively, in the Statements of Comprehensive Income. The estimated amount to be reclassified from accumulated other comprehensive loss as an increase in interest expense within the next twelve months is $1,837. See Note 4 “Fair Value Measurements and Derivative Financial Instruments.”

12.	STOCK INCENTIVE PLANS

Under the Company’s stock incentive plan, stock options, restricted stock, stock-settled stock appreciation rights, performance share units and other awards may be granted to officers, employees, consultants, and non-employee directors.

2011 Incentive Award Plan

On June 10, 2011, Alaska Communications shareholders approved the 2011 Incentive Award Plan, which was amended and restated on June 30, 2014 and June 25, 2018, and which terminates in 2021. Following termination, all shares granted under this plan, prior to termination, will continue to vest under the terms of the grant when awarded. All remaining unencumbered shares of common stock previously allocated to the Prior Plans were transferred to the 2011 Incentive Award Plan. In addition, to the extent that any outstanding awards under the Prior Plans are forfeited or expire or such awards are settled in cash, such shares will again be available for future grants under the 2011 Incentive Award Plan. The Company grants Restricted Stock Units (“RSUs”) and Performance Stock Units (“PSUs”) as the primary equity-based incentive for executive and certain non union-represented employees. The disclosures below are primarily associated with RSU and PSU grants awarded in 2018, 2019 and 2020.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

Restricted Stock Units

The Company measures the fair value of RSUs based on the number of shares granted and the quoted closing market price of the Company’s common stock on the date of grant. RSUs granted in 2020 vest ratably over three years. Expense associated with RSUs is recognized utilizing the graded vesting methodology.

The following table summarizes the RSU, LTIP and non-employee director stock compensation activity for the six-month period ended June 30, 2020.

		Weighted
		Average
		Grant Date
	Number	Fair
	of Units	Value
Nonvested at December 31, 2019	792	$1.74
Granted	501	2.59
Vested	(406)	1.79
Canceled or expired	-	-
Nonvested at June 30, 2020	887	$2.20

Performance Stock Units

In the second quarter of 2020, PSUs were issued to the Company’s officers and certain other employees. Vesting of a portion of these PSUs is subject to the Company’s achievement of a cumulative performance target for the years 2020, 2021 and 2022, and vesting of another portion is subject to the Company’s achievement of specified stock price thresholds between June 16, 2020 and June 15, 2023. Vesting of the 2020 PSUs is also subject to the provision of requisite service by the recipient.

The fair value of PSUs subject to the performance targets is based on the number of shares granted and the quoted closing market price of the Company’s common stock on the date of grant. They will vest over a three-year period. Share-based compensation expense will be recorded based on the Company’s assessment of the probability of those targets being met and recorded over the three-year vesting period as required. At June 30, 2020, the targets were deemed probable of achievement and the relevant stock compensation expense was recorded in the three-month period ended June 30, 2020.

The Company measured the fair value of the 2020 PSUs for which vesting of each of three tranches is subject to achievement of specified stock price thresholds using a Monte Carlo simulation model as more fully described below. Share-based compensation expense subject to a market condition is recognized regardless of whether the market condition is satisfied, provided that the requisite service has been provided.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

The table below sets forth the average grant date fair value assumptions used in the Monte Carlo simulation model for the 2020 PSUs.

Valuation (grant) date	June 17, 2020
Number of units granted	135
Fair market value of the Company's Common Stock	$2.61
Risk-free interest rate	0.23%
Expected dividend yield	0%
Expected volatility	40.71%
Simulation period (in years)	3

Estimated fair value per award:
Vesting Tranche 1	$1.19
Vesting Tranche 2	$1.28
Vesting Tranche 3	$1.32

●	Fair Market Value - based on the quoted closing price of the Company’s common stock.
●	Risk-free interest rate - based on the 3-year term-matched zero-coupon risk-free interest rate derived from the U.S. Treasury constant maturities yield curve on the valuation date.
●

Dividend Yield - based on the fact that the Company, with the exception of a one-time dividend paid in the second quarter of 2020, has not paid cash dividends since 2012 and does not anticipate paying cash dividends in the foreseeable future.

●	Expected Volatility - Based on the historical volatility of the Company’s common stock over the 3-year period preceding the grant date.
●	Stock price vesting hurdles:

Tranche 1     $3.25

Tranche 2     $3.75

Tranche 3     $4.25

●	Performance Period - based on the period of time from the valuation date through the end of the performance period.

Vesting of all 2020 PSUs is subject to approval by the Compensation and Personnel Committee of the Board of Directors.

Shares associated with PSUs granted in 2017, vesting of which were subject to achievement of certain performance conditions and approval of the Compensation and Personnel Committee of the Board of Directors, were issued in the first quarter of 2020.The PSUs granted in 2018 will vest in three equal installments, or tranches, if certain stock price thresholds and service thresholds are achieved. As of June 30, 2020, the stock price thresholds had not been met. PSUs granted in the third quarter of 2019 will vest at the end of the three-year period ending in March 2022 subject to the achievement of certain Company performance targets. As of June 30, 2020, achievement of the Company performance target was deemed to be probable.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

The following table summarizes the PSU activity for the six-month period ended June 30, 2020.

		Weighted
		Average
		Grant Date
	Number	Fair
	of Units	Value
Nonvested at December 31, 2019	1,629	$1.07
Granted	478	2.18
Vested	(297)	1.76
Canceled or expired	(268)	1.43
Nonvested at June 30, 2020	1,542	$1.22

The following table provides selected information about the Company’s share-based compensation as of and for the three and six-month periods ended June 30, 2020 and 2019:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Total compensation cost for share-based payments	$409	$(9)	$718	$489
Weighted average grant-date fair value of equity instruments granted (per share)	$2.41	$0.53	$2.41	$0.53
Total fair value of shares vested during the period	$370	$436	$1,618	$1,427

At June 30:
Unamortized share-based payments			$2,740	$293
Weighted average period (in years) to be recognized as expense			2.0	0.9

Alaska Communications Systems Group, Inc. 2012 Employee Stock Purchase Plan

On June 16, 2020 the Company’s shareholders approved the Amended 2012 Employee Stock Purchase Plan (the “Amended 2012 ESPP”). The amendments extended the term of the plan to December 31, 2030 and increased the number of shares of common stock reserved for future issuance under the plan by 600 shares.

On July 24, 2020, the Company registered an additional 600 shares which may offered or issued to eligible individuals under the Amended 2012 ESPP.

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

Weighted average restricted stock units of 67 and 34 were excluded from the calculation of diluted earnings per share for the three and six-month periods ended June 30, 2020, respectively, because they were out of the money and, therefore, anti-dilutive.

Weighted average restricted stock units of 47 and 64 were excluded from the calculation of diluted earnings per share for the three and six-month periods ended June 30, 2019, respectively, because they were out of the money and, therefore, anti-dilutive.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

The calculation of basic and diluted earnings per share for the three and six-month periods ended June 30, 2020 and 2019 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Net income attributable to Alaska Communications	$2,440	$35	$4,827	$262

Weighted average common shares outstanding:
Basic shares	53,976	53,799	53,799	53,591
Effect of stock-based compensation	366	770	496	1,008
Diluted shares	54,342	54,569	54,295	54,599

Net income per share attributable to Alaska Communications:
Basic	$0.05	$0.00	$0.09	$0.00
Diluted	$0.04	$0.00	$0.09	$0.00

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

14.	RETIREMENT PLANS

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

Defined Benefit Plan

The Company has a separate defined benefit plan that covers certain employees previously employed by Century Telephone Enterprise, Inc. (“CenturyTel Plan”). This plan was transferred to the Company in connection with the acquisition of CenturyTel, Inc.’s Alaska properties, whereby assets and liabilities of the CenturyTel Plan were transferred to the ACS Retirement Plan (the “Plan”) on September 1, 1999. As of June 30, 2020, this plan is not fully funded under the Employee Retirement Income Security Act of 1974, as amended.

The following table presents the net periodic pension expense for the ACS Retirement Plan for the three and six-month periods ended June 30, 2020 and 2019:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Interest cost	$117	$150	$234	$300
Expected return on plan assets	(186)	(169)	(371)	(339)
Amortization of loss	36	141	71	282
Net periodic pension expense	$(33)	$122	$(66)	$243

Net periodic pension expense is included in the line item “Other income (expense), net” in the Statements of Comprehensive Income.

15.	STOCKHOLDERS’ EQUITY

Treasury Stock

The Company does not currently have an authorized share repurchase program. Common stock repurchased under prior authorizations were accounted for as treasury stock.

Dividends

The Company’s dividend policy is set by the Company’s Board of Directors and is subject to the terms of its credit facilities and the continued current and future performance and liquidity needs of the Company. Dividends on the Company’s common stock are not cumulative to the extent they are declared. On March 9, 2020, the Company’s Board of Directors declared a one-time cash dividend of $0.09 per share of common stock to be paid on June 18, 2020 to shareholders of record as of the close of business on April 20, 2020. The dividend totaled $4,852 of which $4,820 was paid in the second quarter of 2020. The remaining $32 is associated with deferred Board of Directors compensation and will be paid in future periods.

16.	SUPPLEMENTAL CASH FLOW INFORMATION

Restricted cash of $1,628 at June 30, 2020 consisted of certificates of deposit of $1,600 required under the terms of certain contracts to which the Company is a party and other restricted cash of $28. Restricted cash of $1,631 at December 31, 2019 consisted of certificates of deposit of $1,600 required under the terms of certain contracts to which the Company is a party and other restricted cash of $31.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the statement of financial position at June 30, 2020 and 2019 that sum to the total of these items reported in the statement of cash flows:

	June 30,
	2020	2019
Cash and cash equivalents	$44,379	$23,920
Restricted cash	1,628	1,631
Total cash, cash equivalents and restricted cash	$46,007	$25,551

The following table presents supplemental non-cash transaction information for the six-month periods ended June 30, 2020 and 2019:

	2020	2019
Supplemental Non-cash Transactions:
Capital expenditures incurred but not paid at June 30	$5,285	$4,488
Dividends payable at June 30, 2020	$32	$-
Additions to ARO asset	$83	$25
Unsettled share repurchases	$-	$56

17.	BUSINESS SEGMENTS

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

In February 2020, the Company received a draft audit report from USAC in connection with USAC’s inquiry into the Company’s funding requests under the Rural Health Care program for certain customers for funding years 2012 through 2016 ( July 2012 through June 2017). The draft audit report alleges violations of the FCC’s rules for establishing rural rates and urban rates, the provisioning and billing of ineligible services and products, and violations of the FCC’s competitive bidding rules. The Company intends to vigorously defend against the conclusions of the draft audit report and, if necessary, appeal the final audit findings. Based on these draft findings, the Company has determined that it is probable that resolution of these matters will result in the recognition of a contingent liability and charge to expense. The Company does not currently have sufficient information to reasonably estimate the amount, or a range, of the potential charge.

The Company is involved in various claims, legal actions and regulatory proceedings arising in the ordinary course of business. The Company establishes an accrual when a particular contingency is probable and estimable, and has recorded litigation accruals totaling $1,200 at June 30, 2020 against certain current claims and legal actions. The Company also faces contingencies that are reasonably possible to occur that cannot currently be estimated. The Company believes that the disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, comprehensive income or cash flows. It is the Company’s policy to expense costs associated with loss contingencies, including any related legal fees, as they are incurred.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS AND ANALYSTS’ REPORTS

This Form 10-Q and our future filings on Forms 10-K, 10-Q and 8-K and the documents incorporated therein by reference include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 (“Exchange Act”), as amended. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including statements about anticipated future operating and financial performance, financial position and liquidity, growth opportunities and growth rates, pricing plans, acquisition and divestiture opportunities, business prospects, strategic alternatives, business strategies, regulatory and competitive outlook, investment and expenditure plans, financing needs and availability and other similar forecasts and statements of expectation and statements of assumptions underlying any of the foregoing. Words such as “anticipates”, “believes”, “could”, “estimates”, “expects”, “intends”, “may”, “plans”, “projects”, “seeks”, “should” and variations of these words and similar expressions are intended to identify these forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. Forward-looking statements by us are based on estimates, projections, beliefs and assumptions of management and are not guarantees of future performance. Such forward-looking statements may be contained in this Form 10-Q under Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere. Actual future performance, outcomes, and results may differ materially from those expressed in forward-looking statements made by us as a result of a number of important factors. Examples of these factors include (without limitation):

•	A major public health issue, such as an epidemic or pandemic, could adversely affect global, national and state economies, the operations and financial stability of our customers and vendors, and our operations, financial performance and liquidity
•	our ability to continue to develop and fund attractive, integrated products and services to evolving industry standards, and meet the pressure from competition to offer these services at lower prices
•	unforeseen challenges when entering new markets and our ability to recognize and react to actions, products or services of competitors that threaten our competitive advantage in the marketplace
•	our size, because we are a smaller sized competitor in the markets we serve and we compete against large competitors with substantially greater resources
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

The sections that follow provide information about important aspects of our operations and investments and include discussions of our results of operations, financial condition and sources and uses of cash. In addition, we have highlighted key trends and uncertainties to the extent practical. The content and organization of the financial and non-financial data presented in these sections are consistent with information we use in evaluating our own performance and allocating our resources.

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

Historically, the Alaska economy has benefited from a stable employment base, including a growing tourism industry. The Alaskan economy entered a moderate recession beginning in the second half of 2015 and certain areas of the economy showed improvement beginning in 2018. Employment levels declined approximately 1.3% and 0.3% in 2017 and 2018, respectively, and increased approximately 0.6% in 2019. The increase in 2019 was driven by growth in leisure and hospitality, oil and gas, health care, professional and business services and construction, offset by declines in state government and retail. The COVID-19 pandemic has negatively impacted the leisure and hospitality, retail and transportation segments of the Alaskan economy and the economy at large. Beginning in March 2020, unemployment claims increased significantly, primarily as a result of the COVID-19 pandemic. In June 2020, the state’s unemployment rate was 12.3%, double the rate reported over the past eight years. Anchorage’s unemployment rate was 12.0% in June, with job losses realized in almost all employment categories. The population of Alaska grew marginally in 2016, remained steady in 2017 and declined slightly in 2018 and 2019. Economic indicators have been impacted by the substantial decline in the price of crude oil in 2015 through 2017. Crude oil prices recovered somewhat in 2018 but declined marginally in 2019. During the first quarter of 2020, in part as a result of the COVID-19 pandemic, crude oil prices declined significantly. In the second quarter, crude oil prices recovered somewhat but remain below recent historical levels. State revenue relies on tax revenue from the production of crude oil and investment in resource development projects by exploration companies in Alaska. The state’s budget deficit has been reduced from $3.7 billion in 2015 to $0.4 billion in 2019 primarily through spending reductions and utilization of interest earned on the state’s permanent fund. The 2020 budget originally projected a $0.1 million surplus. Recent significant declines in oil prices and other impacts from the COVID-19 pandemic are expected to result in a deficit in 2020. The prospect of continued lower tax revenue continues to impact the overall economy and may affect our future financial performance.

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

COVID-19 Pandemic

The COVID-19 pandemic has negatively impacted global, national and local economies, disrupted global supply chains and created significant volatility and disruptions to financial markets. The COVID-19 pandemic has also impacted the Company’s customers, suppliers, employees and other aspects of its business, including an increase in demand for its broadband and managed IT services. In response to economic pressures impacting the Company’s customers and the community at large as a result of the COVID-19 pandemic, we implemented the following actions in 2020:

●	Working to increase bandwidth, as needed, for participants in the rural health care program at no charge to the customer. Timing is subject to FCC guidance and its waiver of certain rules.

●	Offered kindergarten through grade 12, university students and teachers who do not have internet service, unlimited internet service at no charge through the end of the 2019-2020 school year.
●	Not terminating service to residential and small business customers in the event they are unable to pay us for services due to disruptions caused by the COVID-19 pandemic.
●	Waiving late fees incurred by residential and small business customers resulting from their economic circumstances related to the COVID-19 pandemic.
●	Waiving long distance overage fees, as appropriate, related to the COVID-19 pandemic.
●	Extension of technical support hours.
●	Proactively monitoring our network and prioritizing the augmentation of network links.
●	Working with local and state utilities, governments and educational institutions to ensure they have the necessary resources.
●	Established remote working arrangements, including work-from-home, for most of our administrative employees.
●	Implementation of travel restrictions.
●	Established appropriate arrangements for our customer service representatives and customers.
●	Proactively assessing and managing facilities and other costs.
●

In July, offered a one-time cash incentive to employees who volunteered to retire or otherwise terminate their employment, subject to management approval. This offer was made, in part, to mitigate the negative impact of the pandemic on our financial results. The cost of this program is not expected to be significant.

As described in “Results of Operations” below, the COVID-19 pandemic did not have a direct material effect on the Company’s revenue in the first six months of 2020 but did directly result in an estimated $0.8 million increase in costs during that period. Additional current and potential financial impacts include the following:

●

The estimated fair value of service or upgraded service provided to customers without charge was $1.0 million in the first six months of 2020. These services were not recorded as revenue because no cash was expected to be collected from the customer. The Company’s incremental cost of providing this service was not significant.

●	Implementation of certain agreements with other carriers under which the Company is a lessee and lessor of dark fiber have been delayed from the fourth quarter of 2020 to 2021.
●	Certain customers have delayed orders for the provision of service.
●	As a result of the customer accommodations noted above, collection of account receivable from certain customers has been delayed.
●	Disruption of certain of our business and wholesale customers’ operations.
●	Disruption of the Alaska economy, including crude oil prices and the leisure and hospitality industries, could negatively impact demand for our products and services.
●	Reductions in consumer spending.
●	Government imposed travel restrictions and other actions could reduce the efficiency of our operations and result in higher costs.
●	Declines in revenue and cash flows could require that we further reduce operating cost and capital spending.
●	Delays, cancellation and other disruptions in the provision of products and services by our vendors.
●	Disruption to the financial markets could limit our access to financing and other sources of capital.

We are continuing to assess the potential future impact of the COVID-19 pandemic. This is a rapidly evolving situation and we cannot predict the extent or duration of the pandemic, its effects on the global, national or local economy and its longer-term effects on the demand for our products and services, operations, financial condition, results of operations or cash flows, which could be material. We will continue to closely monitor the situation and make the appropriate adjustments to our operations as required and appropriate.

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

In November 2019, the FCC proposed to eliminate most of the remaining ILEC UNE unbundling obligations that remain in effect. We filed comments supporting the proposed relief in February 2020, but the timing of any FCC decision in the proceeding is uncertain.

Rural Health Care (“RHC”) Universal Service Support Program

On March 27, 2020, the President signed into law the “Coronavirus Aid, Relief, and Economic Security Act,” which, among other things, appropriates $200 million for the FCC to help health care providers provide connected care services to patients at their homes or mobile locations in response to the novel Coronavirus 2019 disease (COVID-19) pandemic. Over the ensuing three months, the FCC used these funds to create the “COVID-19 Telehealth Program,” and made over 500 awards, comprising the entire sum, to health care providers in the lower 48 contiguous states, the District of Columbia, and Guam, but none to health care providers in Alaska. At the same time, the FCC’s Report and Order also created the “Connected Care Pilot Program,” which will make an additional $100 million in universal service funding available over three years to study how the FCC can help support the trend towards connected care services, particularly for low-income Americans and veterans. While it is too soon to assess the impact, if any, of the Connected Care Pilot Program on our business, programs of this type that make the telehealth and telemedicine services more affordable could stimulate greater demand for those services in Alaska.

In December 2019, the FCC approved our RHC rural rates for Funding Year 2019, which started July 1, 2019. We began to receive funding commitment letters for the associated services for Funding Year 2019 in February 2020, and have now received successful funding commitments from USAC for all of our rural health care customers for Funding Year 2019. We filed a request in January 2020 for approval of our RHC rural rates for Funding Year 2020, which began July 1, 2020. On February 28, 2020, the FCC requested additional information which we provided on March 26, 2020. On April 17, 2020 the FCC followed up seeking additional information about our rates and actual demand for Funding Year 2020. With the FCC’s agreement, we expect to provide the updated information before August 31, 2020. We cannot predict when the FCC will act on our pending request for FCC approval of our Funding Year 2020 rural rates nor when USAC will issue funding commitments for RHC-supported services.

On August 1, 2019, the FCC adopted an order making comprehensive changes to the rules governing the competitive bidding process and the method for determining the urban and rural rates used to calculate the amount of RHC Telecommunications Program support payments for which a health care provider is eligible. The changes to the urban and rural rate rules do not take effect until Funding Year 2021, which will begin July 1, 2021, and USAC is conducting a lengthy implementation process. Among other things, the FCC’s Order directed USAC to develop and publish a database by July 1, 2020, containing rates that will be used to set rural rates for Funding Year 2021 and beyond. The FCC’s Order divided Alaska into four geographic zones, and the rural rate in each zone will be capped at the median of the rural rates for similar services offered in that zone, as identified by USAC.

On October 21, 2019, an appeal challenging the new method of setting rates for supported services was filed in the United States Court of Appeals for the District of Columbia Circuit, adding further uncertainty to the ultimate outcome of this proceeding. Similarly, the Company and several other parties have filed Petitions for Reconsideration of the FCC’s August 2019 Report and Order, asking the FCC to reconsider some of its changes to the rural healthcare rate-setting process. Among other changes, we asked the FCC to give the Wireline Competition Bureau (the “Bureau”) instead of USAC responsibility for creating the database; to provide more detailed guidance directing the Bureau to differentiate among broadband services based on additional service level, security, reliability, and other factors when creating the rural rate database; to make the rate database applicable only in cases where the rural health care provider received fewer than two competitive bids; and to set the rural rate cap, where applicable, based on the average rate, not the median, in the database. Both the D.C. Circuit appeal and the Petitions for Reconsideration filed with the FCC remain pending.

On July 1, 2020, USAC published a database containing available rural rates and rate medians that will cap the amount of RHC support eligible healthcare providers may receive for a given service in a particular geographic zone, starting in Funding Year 2021. We are in the process of evaluating the impact of these rates on our ability to continue to serve our rural healthcare provider customers from Funding Year 2021 onward, but it is likely to have an adverse impact on our economic ability to continue to serve some of our rural healthcare customers. We have requested that the full FCC review USAC’s effort and associated guidance from the Bureau concerning the database, delay the effectiveness of the new rural rates, and direct the Bureau to implement the changes we requested in our Petition for Reconsideration.

We are unable to predict the eventual impact of the D.C. Circuit’s review of the FCC’s Order, or the outcome of our Petition for Reconsideration or our Application for Review. If the rural rate caps established using the database medians are too low, we may be unable to continue to serve rural health care customers in the most expensive portions of each rural zone. We are continuing to evaluate the impact of the funding cap constraints, ongoing uncertainty and unpredictability in the Rural Health Care Universal Service Support Mechanism, and the impact of the rule changes on our rural health care customers and revenues in light of these ongoing developments. At this time, we are unable to predict the outcome of these challenges to the FCC’s new Rural Health Care rules or the impact the new rules may have on our business, financial condition, results of operations or liquidity.

USAC Audit of RHC Program Funding Requests

In addition to the prospective changes to the RHC program discussed above, the FCC and USAC have undertaken reviews of current and past funding requests. In June 2017, the Company received a letter from USAC’s auditors inquiring about past funding requests, all of which were previously approved by USAC. After clarifying the request, the Company responded to the auditors with the requested information through the remainder of 2017 and mid-way into 2018. Late in 2018, the auditors asked the Company to comment on some preliminary audit findings, and the Company responded with a letter dated December 21, 2018. After more than a year without communications from the auditors, on February 24, 2020, the Company received a draft audit report from USAC that is described more fully in Note 18 “Commitments and Contingencies” in the Notes to Consolidated Financial Statements. The draft audit report alleges violations of the FCC’s rules for establishing rural rates and urban rates, the provisioning and billing of ineligible services and products, and violations of the FCC’s competitive bidding rules. The Company was invited to comment on this draft audit report, and we are in the process of seeking correction of numerous factual and legal errors that we believe are contained in that report. In addition, the Company has had conversations with USAC’s auditors to discuss these perceived errors. As a result of these conversations and comments being submitted by the Company, USAC’s auditors may revise their findings, including the amounts they recommend USAC seek to recover. USAC’s auditors are expected to issue a final audit report incorporating the Company’s responses that will be sent to USAC’s Rural Health Care Division to review and determine if corrective action would be appropriate. In the event that the Company disagrees with USAC’s final audit report, the Company can appeal that decision to USAC’s Rural Health Care Division and/or the FCC. At this time, we cannot predict the contents or timing of the final USAC audit report, the outcome of the audit or the impact on our business, financial condition, results of operations or liquidity.

FCC Inquiry into Company’s RHC Program Participation

In addition, the Company received a Letter of Inquiry on March 18, 2018, from the FCC Enforcement Bureau requesting historical information regarding the Company’s participation in the FCC’s Rural Health Care program. In response, the Company produced voluminous records throughout 2018 and into the first quarter of 2019. On November 5, 2019, the Company received another letter from the FCC Enforcement Bureau requesting additional information, to which it responded on December 6, 2019. The Company is currently responding to an additional letter from the Enforcement Bureau dated January 22, 2020. As of the date of this Form 10-Q, the FCC’s Enforcement Bureau has not asserted any claims or alleged any rule violations. The Company continues to work constructively with the FCC’s Enforcement Bureau to provide it the information it is seeking. At this time, we cannot predict the outcome of the FCC Enforcement Bureau’s inquiry or the impact it may have on our business, financial condition, results of operations or liquidity.

CAF Phase II

On October 31, 2016, the FCC released its order adopting the Connect America Fund (“CAF”) Phase II (“CAF II”) for price cap carriers in Alaska. Alaska Communications is the only price cap carrier in Alaska and, under the CAF II order, we receive approximately $19.7 million annually.

We are continuing to work toward meeting our CAF Phase II obligations in a capital-efficient manner, including the delivery of broadband Internet access services meeting CAF Phase II requirements using a fixed wireless platform and DSL in some instances. On July 21, 2020, we announced that we now offer voice and broadband service meeting our CAF Phase II commitments to over 16,000 rural Alaskans. The Company is therefore more than half way to the total number required by December 31, 2025 under CAF Phase II.

Satellite Services

On February 16, 2018, the FCC granted our application for a license to operate a network of C-band satellite earth stations to be used to serve our customers that cannot be reached by terrestrial middle mile facilities. Under that license, we are authorized to use C-band spectrum on Eutelsat’s satellite, E115WB, for a term of 15 years. We have steadily expanded this network to serve nearly 40 sites, primarily in rural and remote areas of the state. We expect this approach to provide us with greater predictability and stability in the availability and cost of long-haul transport connectivity to our customers that must be served by satellite.

On March 3, 2020, the FCC released the text of a Report and Order clearing the lower portion of that band (3.7-4.0 GHz) of virtually all satellite services in the 48 contiguous United States and the District of Columbia. The Report and Order allowed continued use of that spectrum for satellite services in other areas of the nation, including Alaska, essentially preserving the status quo. As a result, the FCC’s decision has little to no effect on our authority to continue to offer C-band satellite communications services to our Alaska customers in the future.

Call Authentication

On December 30, 2019, Congress enacted the Telephone Robocall Abuse Criminal Enforcement and Deterrence (TRACED) Act. Among other things, the TRACED Act seeks to reduce the number of unwanted calls (“robocalls”) in which the calling party deceive the recipient by falsifying the Caller ID information to make it appear that the call is from someone the recipient knows or can trust. To do so, the TRACED Act directs the FCC to require all voice service providers to implement “STIR/SHAKEN” standards developed by the Internet Engineering Task Force (IETF) and the Alliance for Telecommunications Industry Solutions (ATIS) for authenticating and verifying caller ID information for calls carried in the IP portions of their networks, and implement an effective caller ID authentication framework in the non-IP portions of their networks. The law requires service providers to take these steps no later than 18 months from enactment.

On March 31, 2020, the FCC issued a Report and Order implementing this law by mandating that all voice service providers implement the STIR/SHAKEN framework in the Internet Protocol (IP) portions of their networks by June 30, 2021. In a related Notice of Proposed Rulemaking, the FCC sought comment on additional issues, including proposals for implementing the law with respect to non-IP networks and “intermediate” providers of voice service, as well as a potential extension of time for small providers that serve 100,000 or fewer voice service subscriber lines, which would include us. Until the FCC resolves these important additional issues, we cannot assess the potential impact of these requirements on our business.

On July 16, 2020, the FCC adopted a further Report and Order concerning the blocking of illegal and unwanted robocalls before they reach consumers. To encourage the blocking of scam robocalls and maliciously spoofed telemarketing campaigns under the TRACED Act, the FCC adopted two safe harbors from liability for the unintended or inadvertent blocking of wanted calls. The first safe harbor protects phone companies that use reasonable analytics, including caller ID authentication information, to identify and block illegal or unwanted calls from liability. The second safe harbor protects providers that block call traffic from bad actor upstream voice service providers that pass illegal or unwanted calls along to other providers, when those upstream providers have been notified but fail to take action to stop these calls.

Network Equipment

On March 12, 2020, the Secure and Trusted Communications Networks Act of 2019 was signed into law, prohibiting the use of federal universal service funds to obtain communications equipment or services from a company that poses a national security risk to U.S. communications networks. In addition, under the law, each communications provider must submit an annual report to the FCC regarding whether it has purchased, rented, leased, or otherwise obtained any prohibited equipment and, if so, provide a detailed justification for such action. Previously, in November 2019, the FCC preliminarily designated Huawei and ZTE as companies that pose such risks. Currently, Alaska Communications believes that little or no equipment from those manufacturers is present in our network. On July 16, 2020, the FCC adopted a Second Further Notice of Proposed Rulemaking, seeking comment on additional questions concerning the implementation of that Act.

National Suicide Prevention Lifeline

On July 16, 2020, the FCC adopted a Report and Order designating the three-digit code “988” as the National Suicide Prevention Lifeline, and directed all service providers to enable use of that code to reach suicide prevention and crisis intervention services no later than July 16, 2022. There are 87 area codes across the country, including the “907” area code used throughout Alaska, where local calls may be dialed using seven digits, and where “988” is used as a three-digit telephone exchange prefix. To ensure that calls are not erroneously routed to the National Suicide Prevention Hotline when a user intends to dial a seven-digit call starting with “988,” the FCC required all 87 of the affected area codes to transition to ten-digit dialing for all calls during the transition period. As a result of these changes, Alaska Communications will need to upgrade and reprogram its switches throughout the state, and assist with consumer education efforts with respect to these new dialing patterns. We are unable to predict with certainty that it will be possible to implement all of the necessary changes within the time required, or the effect of these changes on our business expenses and results.

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

Consumer

We also provide broadband and voice services to residential customers, including residential homes and multi-dwelling units. Given that our primary competitor has extensive quad play capabilities (video, voice, wireless and broadband) we target how and where we offer products and services to this customer group in order to maintain our returns. Our focus is to leverage the capabilities of our existing network and sell customers our highest available bandwidth. Our primary competitive advantage is that we offer reliable internet service without data caps, while our competitor, with certain exceptions, charges customers or throttles customers’ speeds for exceeding given levels of data usage. We experienced consistent growth in consumer broadband revenues in 2019. We have expanded product and service offerings to this customer group and have implemented fiber fed WiFi and certain fixed wireless technology solutions for providing broadband, all of which provided a basis for continued growth in this market in 2019.

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

Executive Summary

As described below, the COVID-19 pandemic negatively impacted year-over-year operating income by approximately $0.7 million and $0.8 million in the second quarter and first six months of 2020, respectively. While the pandemic did not have a material effect on the Company’s revenue, free or upgraded service with a total value of approximately $1.0 million has been provided to certain customers in 2020.

Operating Revenues

Total revenue of $59.5 million increased $2.1 million, or 3.6%, in the second quarter of 2020 compared with the second quarter of 2019. Business and wholesale revenue increased $3.0 million reflecting a $3.1 million increase in total broadband revenue. Rural health care revenue was $3.5 million in both the second quarter of 2020 and 2019. Consumer revenue of $9.2 million was down marginally year over year. As anticipated, regulatory access revenue declined $0.8 million due to the restructuring and contribution capping (and thereby reducing) of AUSF support. The COVID-19 pandemic did not have a material effect on revenue in the second quarter and first six months of 2020.

Operating Income

Operating income of $6.1 million in the second quarter of 2020 increased $2.8 million, or 88.1%, compared with $3.2 million in the second quarter of 2019. This improvement reflects the growth in revenue and lower selling, general and administrative expenses, partially offset by increases in other operating expenses. These items are discussed in more detail below.

Operating Metrics

Business broadband average monthly revenue per user (“ARPU”) of $369.14 in the second quarter of 2020 increased from $339.75 in the second quarter of 2019. Business broadband connections of 14,661 at June 30, 2020 declined from connections of 15,141 at June 30, 2019. We count connections on a unitary basis regardless of the size of the bandwidth. For example, a customer that has a 10MB connection is counted as one connection as is a customer with a 1MB connection. While we present metrics related to Business connections, we note that we manage Business and Wholesale in terms of new Monthly Recurring Charges (“MRC”) sold. Achievement of sales performance in terms of MRC is the primary operating metric used by management to measure market performance. For competitive reasons, we do not disclose our sales or performance in MRC.

Consumer broadband connections of 32,115 at June 30, 2020 declined from 32,411 at June 30, 2019, and consumer broadband ARPU of $70.69 in the second quarter of 2020 increased from $68.15 in the second quarter of 2019.

The table below provides certain key operating metrics as of, or for, the periods indicated.

	June 30,
	2020	2019

Voice:
At quarter end:
Business access lines	66,939	68,978
Consumer access lines	21,769	24,302
Quarter:
ARPU - business	$27.68	$26.84
ARPU - consumer	$34.35	$33.96
Year-to-date:
ARPU - business	$27.54	$26.06
ARPU - consumer	$34.64	$34.37

Broadband:
At quarter end:
Business connections	14,661	15,141
Consumer connections	32,115	32,411
Quarter:
ARPU - business	$369.14	$339.75
ARPU - consumer	$70.69	$68.15
Year-to-date:
ARPU - business	$362.07	$337.89
ARPU - consumer	$70.14	$67.00

Liquidity

We generated cash from operating activities of $47.0 million in the first six months of 2020 compared with $28.3 million in the first six months of 2019. This improvement reflects higher earnings in 2020 and cash receipts associated with deferred revenue agreements.

In the first six months of 2020 and 2019, we invested a total of $19.7 million and $21.6 million, respectively, in capital, including capitalized interest and net of the settlement of items accrued in previous periods. Success based capital spending was $12.6 million in 2020 compared with $13.9 million in 2019.

Net debt (defined as total debt excluding debt issuance costs, less cash and cash equivalents) at June 30, 2020 was $131.7 million compared with $153.8 million at December 31, 2019. The decrease reflects cash generated from operating activities during in the first and second quarters including receipts associated with deferred revenue agreements, partially offset by capital spending and principal payments the 2019 Senior Credit Facility and other obligations.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019

The following table summarizes our results of operations for the three-month periods ended June 30, 2020 and 2019. Revenue and the associated analysis is presented by customer and product category, combining revenue accounted for under ASC 606 and other guidance.

(in thousands)	2020	2019	Change	% Change
Revenue
Business and wholesale revenue
Business broadband	$16,258	$15,437	$821	5.3%
Business voice and other	7,180	7,241	(61)	-0.8%
Managed IT services	1,300	1,517	(217)	-14.3%
Equipment sales and installations	1,192	1,008	184	18.3%
Wholesale broadband	12,750	10,443	2,307	22.1%
Wholesale voice and other	1,344	1,392	(48)	-3.4%
Total business and wholesale revenue	40,024	37,038	2,986	8.1%

Consumer revenue
Broadband	6,796	6,694	102	1.5%
Voice and other	2,380	2,647	(267)	-10.1%
Total consumer revenue	9,176	9,341	(165)	-1.8%

Total business, wholesale and consumer revenue	49,200	46,379	2,821	6.1%
Growth in broadband revenue	9.9%

Regulatory revenue
Access	5,333	6,093	(760)	-12.5%
High cost support	4,923	4,923	-	0.0%
Total regulatory revenue	10,256	11,016	(760)	-6.9%

Total revenue	$59,456	$57,395	$2,061	3.6%

Operating expenses:
Cost of services and sales (excluding depreciation and amortization)	27,134	26,356	778	3.0%
Selling, general and administrative	16,225	18,718	(2,493)	-13.3%
Depreciation and amortization	10,033	9,200	833	9.1%
Loss (gain) on disposal of assets, net	14	(95)	109	NM
Total operating expenses	53,406	54,179	(773)	-1.4%

Operating income	6,050	3,216	2,834	88.1%

Other income and (expense):
Interest expense	(2,739)	(3,096)	357	-11.5%
Loss on extinguishment of debt	-	(31)	31	NM
Interest income	68	95	(27)	-28.4%
Other income, net	33	(122)	155	NM
Total other income and (expense)	(2,638)	(3,154)	516	-16.4%

Income before income tax expense	3,412	62	3,350	NM

Income tax expense	(996)	(46)	(950)	NM

Net income	2,416	16	2,400	NM
Less net loss attributable to noncontrolling interest	(24)	(19)	(5)	26.3%
Net income attributable to Alaska Communications	$2,440	$35	$2,405	NM

Operating Revenue

The COVID-19 pandemic did not have a material effect on the Company’s revenue in the second quarter of 2020.

Business and Wholesale

Business and wholesale revenue of $40.0 million increased $3.0 million, or 8.1%, in the second quarter of 2020 from $37.0 million in the second quarter of 2019. Wholesale broadband revenue increased $2.3 million, and business broadband and equipment sales and installations increased $0.8 million and $0.2 million respectively. These increases were partially offset by a $0.2 million decline in managed IT services and a $0.1 million decline in voice and other. The increase in business broadband revenue was due primarily to an increase in ARPU to $369.14 in the second quarter of 2020 from $339.75 in the second quarter of 2019, partially offset by a decline in connections from 15,141 to 14,661. Business broadband revenue in the second quarter of 2020 also includes $0.4 million resulting from the resolution of a funding issue with one of the Company’s rural health care customers. Rural health care revenue was $3.5 million in both the second quarter of 2020 and 2019 and represented 5.9% and 6.1% of consolidated revenue in 2020 and 2019, respectively. While connections and ARPU serve as data points to support the analysis of period-over-period changes in revenue, they are not critical indicators utilized by the Company to manage the Business and Wholesale customer group.

Business and wholesale revenue includes the amortization of deferred revenue for the three-month periods ended June 30, 2020 and 2019 as follows:

	Three Months Ended
	June 30,
	2020	2019

GCI capacity revenue	$516	$516
Other deferred capacity revenue	1,195	617

Total deferred capacity revenue	1,711	1,133

Other deferred revenue	993	921

Total	$2,704	$2,054

Consumer

Consumer revenue of $9.2 million in the second quarter of 2020 compares with $9.3 million in the second quarter of 2019. Broadband revenue increased $0.1 million year over year as lower connections were offset by an increase in ARPU to $70.69 from $68.15. Voice and other revenue decreased $0.3 million due to 2,533 fewer connections, partially offset by an increase in ARPU to $34.35 from $33.96 in the prior year.

Regulatory

Regulatory revenue of $10.3 million decreased $0.8 million year over year due to lower access revenue resulting from reduced funding from the Alaska Universal Service Fund.

Operating Expenses

Cost of Services and Sales (excluding depreciation and amortization)

Cost of services and sales (excluding depreciation and amortization) of $27.1 million increased $0.8 million, or 3.0%, in the second quarter of 2020 from $26.3 million in the second quarter of 2019 due primarily to higher circuit installation and labor costs and access charges. This increase also reflects approximately $0.5 million of costs associated with the COVID-19 pandemic, consisting primarily of incremental costs incurred due to delays in the activation of satellite service and disconnection of higher-cost third-party circuits as a result of travel restrictions. These increases were partially offset by lower utility costs and other expenses.

Selling, General and Administrative

Selling, general and administrative expenses of $16.2 million decreased $2.5 million, or 13.3%, in the second quarter of 2020 from $18.7 million in the second quarter of 2019 due primarily to lower labor costs and a decrease in the provision for doubtful accounts receivable. These decreases were partially offset by $0.2 million of incremental costs associated with the COVID-19 pandemic including an increase in the provision for doubtful accounts receivable and installation costs for free services. Labor costs in 2020 included $1.6 million of termination benefit expense for the Company’s former CEO.

Depreciation and Amortization

Depreciation and amortization expense of $10.0 million increased $0.8 million, or 9.1%, in the second quarter of 2020 from $9.2 million in the second quarter of 2019. This increase was due primarily to the completion of various capital projects.

Other Income and Expense

Interest expense of $2.7 million in the second quarter of 2020 declined from $3.1 million in the second quarter of 2011 due to a lower average interest rate and reduced borrowing levels.

Income Taxes

Income tax expense and the effective tax rate in the second quarter of 2020 were $1.0 million and 29.2%, respectively. Income tax expense and the effective tax rate in the second quarter of 2019 were $46 thousand and 74.2%, respectively. The effective tax rate reflects the impact of permanent book to tax differences on the relatively low level of pre-tax earnings.

Net Loss Attributable to Noncontrolling Interest

The net loss attributable to the noncontrolling interest of the AQ-JV was $24 thousand and $19 thousand in the second quarter of 2020 and 2019, respectively.

Net Income Attributable to Alaska Communications

Net income attributable to Alaska Communications of $2.4 million in the second quarter of 2020 compares with $35 thousand in the same period of 2019. The year over year results reflect the revenue and expense items discussed above.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

The following table summarizes our results of operations for the six-month periods ended June 30, 2020 and 2019. Revenue and the associated analysis is presented by customer and product category, combining revenue accounted for under ASC 606 and other guidance.

(in thousands)	2020	2019	Change	% Change
Revenue
Business and wholesale revenue
Business broadband	$31,897	$30,704	$1,193	3.9%
Business voice and other	14,416	14,242	174	1.2%
Managed IT services	2,527	3,176	(649)	-20.4%
Equipment sales and installations	2,606	1,888	718	38.0%
Wholesale broadband	24,729	20,705	4,024	19.4%
Wholesale voice and other	2,632	2,818	(186)	-6.6%
Total business and wholesale revenue	78,807	73,533	5,274	7.2%

Consumer revenue
Broadband	13,488	13,162	326	2.5%
Voice and other	4,829	5,380	(551)	-10.2%
Total consumer revenue	18,317	18,542	(225)	-1.2%

Total business, wholesale and consumer revenue	97,124	92,075	5,049	5.5%
Growth in broadband revenue	8.6%

Regulatory revenue
Access	10,751	12,382	(1,631)	-13.2%
High cost support	9,847	9,847	-	0.0%
Total regulatory revenue	20,598	22,229	(1,631)	-7.3%

Total operating revenues	$117,722	$114,304	$3,418	3.0%

Operating expenses:
Cost of services and sales (excluding depreciation and amortization)	54,248	51,983	2,265	4.4%
Selling, general and administrative	31,619	35,374	(3,755)	-10.6%
Depreciation and amortization	19,873	17,879	1,994	11.2%
Loss (gain) on disposal of assets, net	100	(97)	197	NM
Total operating expenses	105,840	105,139	701	0.7%

Operating income	11,882	9,165	2,717	29.6%

Other income and (expense):
Interest expense	(5,698)	(6,152)	454	-7.4%
Loss on extinguishment of debt	-	(2,830)	2,830	NM
Interest income	143	170	(27)	-15.9%
Other income, net	414	-	414	NM
Total other income and (expense)	(5,141)	(8,812)	3,671	-41.7%

Income before income tax expense	6,741	353	6,388	NM

Income tax expense	(1,956)	(144)	(1,812)	NM

Net income	4,785	209	4,576	NM
Less net loss attributable to noncontrolling interest	(42)	(53)	11	-20.8%
Net income attributable to Alaska Communications	$4,827	$262	$4,565	NM

Operating Revenue

The COVID-19 pandemic did not have a material effect on the Company’s revenue in the six-month period of 2020.

Business and Wholesale

Business and wholesale revenue of $78.8 million increased $5.3 million, or 7.2%, in the six-month period of 2020 from $73.5 million in the six-month period of 2019. Wholesale broadband revenue increased $4.0 million, business broadband revenue increased $1.2 million and equipment sales and installations and voice revenue increased $0.7 million and $0.2 million, respectively. These increases were partially offset by a $0.7 million decline in managed IT services and $0.1 million decline in wholesale voice and other. The increase in business broadband revenue was due primarily to an increase in ARPU to $362.07 in 2020 from $337.89 in 2019, partially offset by a decline in connections from 15,141 to 14,61 and lower rural health care revenue. Business broadband revenue in the first six months of 2020 also includes $0.4 million resulting from the resolution of a funding issue with one of the Company’s rural health care customers. Rural health care revenue of $6.8 million in the six-month period of 2020 decreased from $7.6 million in 2019 and represented 5.8% and 6.6% of consolidated revenue in 2020 and 2019, respectively.

Business and wholesale revenue includes the amortization of deferred revenue for the six-month periods ended June 30, 2020 and 2019 as follows:

	Six Months Ended
	June 30,
	2020	2019
GCI capacity revenue	$1,032	$1,027
Other deferred capacity revenue	2,039	1,232

Total deferred capacity revenue	3,071	2,259

Other deferred revenue	1,990	1,820

Total	$5,061	$4,079

Consumer

Consumer revenue of $18.3 million in the six-month period of 2020 compares with $18.5 million in the six-month period of 2019. Broadband revenue increased $0.3 million year over year as lower connections were offset by an increase in ARPU to $70.14 from $67.00. Voice and other revenue decreased $0.6 million due primarily to 2,533 fewer connections. ARPU was essentially unchanged.

Regulatory

Regulatory revenue of $20.6 million decreased $1.6 million year over year due to lower access revenue resulting from reduced funding from the Alaska Universal Service Fund.

Operating Expenses

Cost of Services and Sales (excluding depreciation and amortization)

Cost of services and sales (excluding depreciation and amortization) of $54.2 million increased $2.2 million, or 4.4%, in the six-month period of 2020 from $52.0 million in the six-month period of 2019 due primarily to higher circuit installation and labor costs. This increase also reflects approximately $0.5 million of costs associated with the COVID-19 pandemic, consisting primarily of incremental costs incurred due to delays in the activation of satellite service and disconnection of higher-cost third-party circuits as a result of travel restrictions. These increases were partially offset by lower utility costs and other expenses.

Selling, General and Administrative

Selling, general and administrative expenses of $31.6 million decreased $3.8 million, or 10.6%, in the six-month period of 2020 from $35.4 million in the six-month period of 2019 due primarily to lower labor costs and a decrease in the provision for doubtful accounts receivable. These decreases were partially offset by $0.3 million of incremental costs associated with the COVID-19 pandemic including an increase in the provision for doubtful accounts receivable and installation costs for free services. Labor costs in 2020 included $1.6 million of termination benefit expense for the Company’s former CEO.

Depreciation and Amortization

Depreciation and amortization expense of $19.9 million increased $2.0 million, or 11.2%, in the six-month period of 2020 from $17.9 million in the six-month period of 2019. This increase was due primarily to the completion of various capital projects.

Other Income and Expense

Interest expense of $5.7 million in the six-month period of 2020 declined from $6.2 million in the six-month period of 2019 due reduced borrowing levels and a lower average interest rate. The loss on extinguishment of debt of $2.8 million in the six-month period of 2019 was associated with the settlement of the 2017 Senior Credit Facility in the first quarter.

Income Taxes

Income tax expense and the effective tax rate in the six-month period of 2020 were $2.0 million and 29.0%, respectively. Income tax expense and the effective tax rate in the six-month period of 2019 were $144 thousand and 40.8%, respectively. The effective tax rate reflects the impact of permanent book to tax differences on the relatively low level of pre-tax earnings.

Net Loss Attributable to Noncontrolling Interest

The net loss attributable to the noncontrolling interest of the AQ-JV was $42 thousand and $53 thousand in the six-month periods of 2020 and 2019, respectively.

Net Income Attributable to Alaska Communications

Net income attributable to Alaska Communications of $4.8 million in the six-month period of 2020 compares with $0.3 million in the same period of 2019. The year over year results reflect the revenue and expense items discussed above.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

We satisfied our cash requirements for operations and capital expenditures in the first six months of 2020 through internally generated funds and cash on hand. At June 30, 2020, we had $44.4 million of cash and cash equivalents, $1.6 million of restricted cash and $20.0 million available under our revolving credit facility.

Our major sources and uses of funds in the six months ended June 30, 2020 and 2019 were as follows:

(in thousands)	2020	2019
Net cash provided by operating activities	$46,972	$28,333
Capital expenditures	$(18,412)	$(20,432)
Change in unsettled capital expenditures	$(702)	$(551)
Repayments of long-term debt	$(4,378)	$(171,768)
Proceeds from the issuance of long-term debt	$-	$180,000
Debt issuance costs and discounts	$-	$(2,683)
Cash paid for debt extinguishment	$-	$(1,252)
Payment of cash dividend on common stock	$(4,820)	$-
Interest paid (1)	$(5,708)	$(6,114)

(1) Included in net cash provided by operating activities.

Cash Flows from Operating Activities

Cash provided by operating activities of $47.0 million in the first six months of 2020 reflects net income excluding non-cash items (defined as cash provided by operating activities excluding changes in operating assets and liabilities) of $25.1 million, receipts associated with deferred revenue arrangements of $18.8 million and collection of accounts receivable from rural health care customers. Cash provided by operating activities in the first six months of 2020 reflects cash outflows of approximately $0.5 million for incremental costs associated with the COVID-19 pandemic.

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

Cash Flows from Investing Activities

Cash used by investing activities of $19.7 million in the first six months of 2020 consisted of expenditures on capital. Of $18.4 million incurred in 2020, $12.6 million was success based.

Cash used by investing activities of $21.6 million in the first six months of 2019 consisted of expenditures on capital. Of $20.4 million incurred in 2019, $13.9 million was success based.

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

Cash Flows from Financing Activities

Cash used by financing activities of $9.5 million in the first six months of 2020 consisted primarily of principal payments on the 2019 Senior Credit Facility totaling $4.4 million, including a prepayment of $2.1 million required due to the generation of excess cash flow in 2019, and the payment of a one-time cash dividend on common stock of $4.8 million.

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

As described above in the discussion of cash flows, the COVID-19 pandemic did not have a material impact on the Company’s cash flows through June 30, 2020. It has also not impacted the Company’s access to capital and financial resources and overall liquidity through June 30, 2020. Management does not currently expect that it will have a material impact during the next twelve months. The Company has identified and implemented actions to proactively mitigate actual and potential impacts. This is a rapidly evolving situation and we cannot predict the extent or duration of the pandemic, its effects on the global, national or local economy and its longer-term effects on the demand for our products and services, operations, financial condition, results of operations or cash flows, which could be material. We will continue to closely monitor the situation and make the appropriate adjustments to our operations as required and appropriate.

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

As of June 30, 2020, total long-term obligations outstanding, including current portion, were $176.1 million, consisting of $173.4 million in term loans under our 2019 Senior Credit Facility and $2.7 million in capital lease and other obligations. As of June 30, 2020, we had $44.4 million in cash and access to the full amount of the $20.0 million revolving credit facility under our 2019 Senior Credit Facility. Certain deferred revenue lease arrangements for which cash was received in advance require future investments in capital to support the service to be provided.

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

The actual net total leverage ratio was 2.54 at June 30, 2020.

Fixed Charge Coverage Ratio: The ratio of our (a) Consolidated EBITDA for the applicable period (as defined below) to (b) (i) the sum of, for the same period, consolidated interest expense, capital expenditures (with certain exceptions), long term indebtedness (with certain exceptions) required to be paid, capital lease obligations required to be paid, restricted payments, cash payments for income taxes, (ii) minus, for the same period, specified capital expenditures. The remaining applicable periods for purposes of calculating this ratio are the four consecutive fiscal quarters ending March 31, 2020 and thereafter. The minimum fixed charge coverage ratio is 1.10 to 1.00. The actual fixed charge coverage ratio was 1.53 at June 30, 2020.

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

The weighted interest rate on the 2019 Senior Credit Facility was 5.81% at June 30, 2020.

Under the terms of the 2019 Senior Credit Facility, the Company is required to hedge interest payments on a minimum of $90.0 million, or 50%, of the outstanding principal. On June 28, 2019, the Company entered into interest rate swaps in the initial total notional amount of $135.0 million, effectively fixing the interest payments on 75% of the outstanding principle.

On March 9, 2020, the Company’s Board of Directors declared a one-time cash dividend of $0.09 per share of common stock which was paid on June 18, 2020 to shareholders of record as of the close of business on April 20, 2020. A payment of $4.8 million was made in the second quarter. The remaining $32 thousand is associated with deferred Board of Director compensation and will be paid in future periods.

As of June 30, 2020, USAC had issued funding commitment letters for all of the Company’s rural health care customer applications for Funding Year 2018 (July 1, 2018 through June 30, 2019). For Funding Year 2019 (July 1, 2019 through June 30, 2020), the FCC had approved the Company’s cost-based rural rates and USAC had issued funding commitment letters. We recorded revenue from the rural health care program of $6.8 million and $7.6 million in the first six months of 2020 and 2019, respectively. Our accounts receivable balance for rural health care customers, net of amounts reserved, was $4.3 million at June 30, 2020 and $6.8 million at December 31, 2019.

OUTLOOK

COVID-19 Pandemic

The “COVID-19 Pandemic” section above summarizes the pandemic and the Company’s response. We are continuing to assess the potential future impact of the COVID-19 pandemic. This is a rapidly evolving situation and we cannot predict the extent or duration of the pandemic, its effects on the global, national or local economy and its longer-term effects on the demand for our products and services, operations, financial condition, results of operations or cash flows, which could be material. We will continue to closely monitor the situation and make the appropriate adjustments to our operations as required and appropriate.

Other

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

LEGAL

We are involved in various claims, legal actions, personnel matters and regulatory proceedings arising in the ordinary course of business and as of June 30, 2020, we have recorded litigation accruals of $1.2 million against certain of those claims and legal actions. Estimates involved in developing these litigation accruals could change as these claims, legal actions and regulatory proceedings progress. See also Part II, Item 1. Legal Proceedings.

EMPLOYEES

As of June 30, 2020, we employed 576 regular full-time employees, 7 regular part-time employees and 3 temporary employees, compared with 569, 8 and 4, respectively at December 31, 2019. Approximately 54% of our employees are represented by the IBEW. Our Master Collective Bargaining Agreement (“CBA”) with the IBEW, which is effective through December 31, 2023, governs the terms and conditions of employment for all IBEW represented employees working for us in the state of Alaska. Management considers employee relations to be generally good.

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

Revenue Recognition

The Company accounts for revenue in accordance with ASC 606 and other guidance. Revenue is typically recognized as services or products are provided to the customer based on the amount of consideration expected to be collected from the customer or other sources. See Note 2 “Revenue Recognition” for a summary of the Company’s revenue recognition policies. As a result of changing market conditions due to theCOVID-19 pandemic, the policy for assessment of the consideration expected to be collected will be adjusted if required.

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

Changes in Internal Control Over Financial Reporting

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated any changes in our internal control over financial reporting that occurred during the second quarter of 2020 and have concluded that there were no changes to our internal control over financial reporting that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are involved in various claims, legal actions, personnel matters and regulatory proceedings arising in the ordinary course of business. As of June 30, 2020, we have recorded litigation accruals of $1.2 million against certain current claims and legal actions. Other than as described above and as disclosed previously in Item 3. Legal Proceedings in our Annual Report on Form 10-K for the year ended December 31, 2019, we believe that the disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

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

The COVID-19 pandemic has negatively impacted the global, national and state of Alaska economies. It has caused disruption to certain of our business customers’ operations and could result in changes to our wholesale customers’ operations and reductions in consumer spending, all of which could negatively impact our revenue, collection of accounts receivable and cash flows. Disruptions to the financial markets could limit our access to debt and other sources of capital. Our operations, including the provision of services and products to our customers and maintenance of the supporting infrastructure, rely on products, resources and our employees inside and outside the state of Alaska. A major public health issue, including the COVID-19 pandemic, could disrupt the timely receipt of those products and resources, the productivity of our employees, our provision of products and services to our customers and negatively affect our operations, financial results and liquidity. Adverse effects on our operations to date include delayed implementation of dark fiber agreements with suppliers and customers, delays in the provision of other services to certain customers, disruption in the operations of certain of our business and wholesale customers, negative impacts on the Alaskan economy and the delayed provision of services from certain vendors.

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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Description	Location

4.1	Description of Alaska Communications Systems Group, Inc.’s Securities	Filed herewith

10.1	Alaska Communications Systems Group, Inc. 2020 Non-Employee Director Compensation and Reimbursement Policy	Filed herewith

10.2	Alaska Communications Systems Group, Inc. Amended and Restated 2012 Employee Stock Purchase Plan	Filed herewith

31.1	Certification of William Bishop, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Laurie Butcher, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of William Bishop, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2	Certification of Laurie Butcher, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101)	Filed herewith

*	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Date: August 10, 2020	/s/ William Bishop
William Bishop
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 10, 2020	/s/ Laurie Butcher
Laurie Butcher
Chief Financial Officer
(Principal Financial Officer)