Form 10-Q
period 2020-09-30
ALASKA COMMUNICATIONS SYSTEMS GROUP INC
filed 2020-11-09
CIK 1089511

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

Yes ☐                  No ☒

As of November 3, 2020, there were outstanding 53,822,535 shares of Common Stock, $.01 par value, of the registrant.

PART I.     FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Condensed Consolidated Balance Sheets

(Unaudited, In Thousands Except Per Share Amounts)

	September 30,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$32,215	$26,662
Restricted cash	1,628	1,631
Short-term investments	134	134
Accounts receivable, net of allowance of $3,415 and $4,627	35,204	34,354
Materials and supplies	8,090	8,900
Prepayments and other current assets	11,932	9,617
Total current assets	89,203	81,298

Property, plant and equipment	1,448,502	1,424,904
Less: accumulated depreciation and amortization	(1,062,736)	(1,042,546)
Property, plant and equipment, net	385,766	382,358

Operating lease right of use assets	89,517	80,991
Other assets	11,531	12,598
Total assets	$576,017	$557,245

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term obligations	$9,063	$8,906
Accounts payable, accrued and other current liabilities	45,029	39,108
Advance billings and customer deposits	3,520	3,761
Operating lease liabilities - current	3,189	2,795
Total current liabilities	60,801	54,570

Long-term obligations, net of current portion	161,620	167,476
Deferred income taxes	6,495	4,403
Operating lease liabilities - noncurrent	80,498	78,767
Other long-term liabilities, net of current portion	91,991	78,520
Total liabilities	401,405	383,736
Commitments and contingencies
Alaska Communications stockholders' equity:
Common stock, $.01 par value; 145,000 authorized; 54,823 issued and 53,823 outstanding at September 30, 2020; 54,085 issued and 53,085 outstanding at December 31, 2019	548	541
Treasury stock, 1,000 shares at cost	(1,812)	(1,812)
Additional paid in capital	162,740	161,844
Retained earnings	17,644	15,367
Accumulated other comprehensive loss	(5,290)	(3,277)
Total Alaska Communications stockholders' equity	173,830	172,663
Noncontrolling interest	782	846
Total stockholders' equity	174,612	173,509
Total liabilities and stockholders' equity	$576,017	$557,245

See Notes to Condensed Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited, In Thousands Except Per Share Amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Operating revenues	$60,514	$59,128	$178,236	$173,432

Operating expenses:
Cost of services and sales (excluding depreciation and amortization)	27,879	26,785	82,127	78,768
Selling, general and administrative	16,544	16,832	48,163	52,206
Depreciation and amortization	10,234	9,546	30,107	27,425
Loss on disposal of assets, net	23	198	123	101
Total operating expenses	54,680	53,361	160,520	158,500

Operating income	5,834	5,767	17,716	14,932

Other income and (expense):
Interest expense	(2,659)	(2,997)	(8,357)	(9,149)
Loss on extinguishment of debt	-	-	-	(2,830)
Interest income	13	121	156	291
Other income, net	33	192	447	192
Total other income and (expense)	(2,613)	(2,684)	(7,754)	(11,496)

Income before income tax expense	3,221	3,083	9,962	3,436

Income tax expense	(941)	(1,084)	(2,897)	(1,228)

Net income	2,280	1,999	7,065	2,208

Less net loss attributable to noncontrolling interest	(22)	(23)	(64)	(76)

Net income attributable to Alaska Communications	2,302	2,022	7,129	2,284

Other comprehensive income (loss):
Minimum pension liability adjustment	68	(69)	205	(30)
Income tax effect	(19)	19	(57)	8
Amortization of defined benefit plan loss	(32)	(192)	(98)	51
Income tax effect	9	55	27	(14)
Interest rate swap marked to fair value	(342)	(396)	(3,818)	(362)
Income tax effect	97	112	1,085	102
Reclassification to interest expense	507	(197)	898	(648)
Income tax effect	(144)	56	(255)	184
Total other comprehensive income (loss)	144	(612)	(2,013)	(709)

Total comprehensive income attributable to Alaska Communications	2,446	1,410	5,116	1,575

Net loss attributable to noncontrolling interest	(22)	(23)	(64)	(76)
Total other comprehensive income attributable to noncontrolling interest	-	-	-	-
Total comprehensive loss attributable to noncontrolling interest	(22)	(23)	(64)	(76)

Total comprehensive income	$2,424	$1,387	$5,052	$1,499

Net income per share attributable to Alaska Communications:
Basic	$0.04	$0.04	$0.13	$0.04
Diluted	$0.04	$0.04	$0.13	$0.04

Weighted average shares outstanding:
Basic	54,116	53,328	53,906	53,503
Diluted	54,572	53,991	54,393	54,405

See Notes to Condensed Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited, In Thousands Except Per Share Amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Number of Common Shares Issued and Outstanding
Balance at beginning of period	53,823	53,774	53,085	53,268
Issuance of common stock pursuant to stock plans, $.01 par	-	119	738	744
Purchases of common stock, $.01 par	-	(881)	-	(1,000)
Balance at end of period	53,823	53,012	53,823	53,012

Total Stockholders' Equity - Beginning Balance	$171,688	$169,804	$173,509	$169,750

Common Stock
Balance at beginning of period	548	540	541	533
Issuance of common stock pursuant to stock plans, $.01 par	-	-	7	7
Balance at end of period	548	540	548	540

Treasury Stock
Balance at beginning of period	(1,812)	(205)	(1,812)	-
Purchases of common stock, $.01 par	-	(1,607)	-	(1,812)
Balance at end of period	(1,812)	(1,812)	(1,812)	(1,812)

Additional Paid In Capital
Balance at beginning of period	162,240	160,654	161,844	160,514
Stock-based compensation	500	277	1,218	766
Surrender of shares to cover minimum withholding taxes on stock-based compensation	-	-	(439)	(448)
Issuance of common stock pursuant to stock plans, $.01 par	-	-	117	99
Balance at end of period	162,740	160,931	162,740	160,931

Retained Earnings
Balance at beginning of period	15,342	10,701	15,367	10,439
Net income attributable to Alaska Communications	2,302	2,022	7,129	2,284
Cash dividends declared, $0.09 per common share	-	-	(4,852)	-
Balance at end of period	17,644	12,723	17,644	12,723

Accumulated Other Comprehensive Loss
Balance at beginning of period	(5,434)	(2,772)	(3,277)	(2,675)
Other comprehensive income (loss)	144	(612)	(2,013)	(709)
Balance at end of period	(5,290)	(3,384)	(5,290)	(3,384)

Noncontrolling Interest
Balance at beginning of period	804	886	846	939
Net loss attributable to noncontrolling interest	(22)	(23)	(64)	(76)
Balance at end of period	782	863	782	863

Total Stockholders' Equity - Ending Balance	$174,612	$169,861	$174,612	$169,861

See Notes to Condensed Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited, In Thousands)

	Nine Months Ended
	September 30,
	2020	2019
Cash Flows from Operating Activities:
Net income	$7,065	$2,208
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30,107	27,425
Loss on disposal of assets, net	123	101
Amortization of debt issuance costs and debt discount	942	911
Loss on extinguishment of debt	-	2,830
Amortization of deferred capacity revenue	(4,881)	(3,400)
Stock-based compensation	1,218	766
Deferred income tax expense	2,890	1,534
Charge for uncollectible accounts	(955)	275
Amortization of right-of-use assets	2,072	1,716
Other non-cash (income) expense, net	(99)	52
Changes in operating assets and liabilities	12,404	8,202
Net cash provided by operating activities	50,886	42,620

Cash Flows from Investing Activities:
Capital expenditures	(32,940)	(31,556)
Capitalized interest	(1,006)	(983)
Change in unsettled capital expenditures	402	583
Proceeds on sale of assets	-	20
Net cash used by investing activities	(33,544)	(31,936)

Cash Flows from Financing Activities:
Repayments of long-term debt	(6,641)	(172,903)
Proceeds from the issuance of long-term debt	-	180,000
Debt issuance costs and discounts	-	(2,683)
Cash paid for debt extinguishment	-	(1,252)
Payment of cash dividend on common stock	(4,836)	-
Payment of withholding taxes on stock-based compensation	(439)	(448)
Purchases of treasury stock	-	(1,812)
Proceeds from the issuance of common stock	124	106
Net cash (used) provided by financing activities	(11,792)	1,008

Change in cash, cash equivalents and restricted cash	5,550	11,692
Cash, cash equivalents and restricted cash, beginning of period	28,293	14,985

Cash, cash equivalents and restricted cash, end of period	$33,843	$26,677

Supplemental Cash Flow Data:
Interest paid	$8,432	$9,236
Income taxes paid, net	$4	$10

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

The accompanying unaudited condensed consolidated financial statements represent the consolidated financial position, comprehensive income, stockholders’ equity and cash flows of Alaska Communications Systems Group, Inc. and the following wholly-owned subsidiaries.

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

Merger Agreement

On November 3, 2020, the Company announced that it had entered into a definitive agreement to be acquired by Macquarie Capital and GCM Grosvenor. See Note 19 “Subsequent Events” for a summary of the agreement.

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

In the opinion of management, the unaudited condensed consolidated financial statements contain all normal, recurring adjustments necessary to present fairly the consolidated financial position, comprehensive income, stockholders’ equity and cash flows for all periods presented. Comprehensive income for the three and nine-month periods ended September 30, 2020, is not necessarily indicative of comprehensive income which might be expected for the entire year or any other interim periods. The balance sheet at December 31, 2019 has been derived from the audited financial statements as of that date but does not include all information and notes required by GAAP for complete financial statements. Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

Employee Termination Benefits

In the third quarter of 2020, the Company offered a one-time cash incentive to employees who volunteered to retire or otherwise terminate their employment, subject to management approval. A charge of $210 was recorded in the third quarter, which will be paid to the terminated employees in the third and fourth quarters of 2020. This charge was accounted for as a special termination benefit in accordance with Accounting Standards Codification (“ASC”) 712, “Compensation - Nonretirement Postemployment Benefits.”

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

Recently Adopted Accounting Pronouncements

Effective January 1, 2020, the Company adopted Accounting Standards Update (“ASU”) No. 2018-13, “Fair Value Measurement (Topic 820), Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement” (“ASU 2018-13”) on a retrospective basis. ASU 2018-13 eliminates the requirement to disclose (i) the amount and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy; (ii) the policy for timing of transfers between levels; and (iii) the valuation processes for Level 3 fair value measurements. The new guidance also requires the disclosure of (i) changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period; and (ii) the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The Company did not have any financial assets and liabilities measured at Level 3 and had no transfers between Level 1 and Level 2 during the nine-month periods ended September 30, 2020 and 2019. Therefore, adoption of ASU 2018-13 had no effect on the Company’s financial statements and related disclosures.

Effective January 1, 2020, the Company adopted ASU 2018-15 “Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40), Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract” (“ASU 2018-15”) on a prospective basis. ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with those incurred to develop or obtain internal-use software, including hosting arrangements that include an internal-use software license. The Company did not incur any implementation costs associated with hosting arrangements that are service contracts during nine-month period ended September 30, 2020. Therefore, adoption of ASU 2018-15 had no effect on the Company’s financial statements and related disclosures.

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

Revenue Recognition Policies

Revenue Accounted for in Accordance with Accounting Standards Codification 606, “Revenue from Contracts with Customers” (“ASC 606”)

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

Disaggregation of Revenue

The following tables provide the Company’s revenue disaggregated on the basis of its primary markets, customers, products and services for the three and nine-month periods ended September 30, 2020 and 2019.

	Three Months Ended			Nine Months Ended
	September 30, 2020			September 30, 2020
	Accounted for Under ASC 606	Accounted for Under Other Guidance	Total Revenue	Accounted for Under ASC 606	Accounted for Under Other Guidance	Total Revenue
Business and Wholesale Revenue
Business broadband	$15,789	$-	$15,789	$47,136	$-	$47,136
Business voice and other	6,955	-	6,955	20,614	-	20,614
Managed IT services	1,377	-	1,377	3,904	-	3,904
Equipment sales and installations	2,102	-	2,102	4,708	-	4,708
Wholesale broadband	11,105	-	11,105	32,481	-	32,481
Wholesale voice and other	1,342	-	1,342	3,974	-	3,974
Operating leases and other deferred revenue	-	2,228	2,228	-	6,888	6,888

Total Business and Wholesale Revenue	38,670	2,228	40,898	112,817	6,888	119,705

Consumer Revenue
Broadband	6,986	-	6,986	20,474	-	20,474
Voice and other	2,305	-	2,305	7,134	-	7,134

Total Consumer Revenue	9,291	-	9,291	27,608	-	27,608

Regulatory Revenue
Access (1)	4,662	-	4,662	13,925	-	13,925
Access (2)	-	740	740	-	2,228	2,228
High-cost support	-	4,923	4,923	-	14,770	14,770

Total Regulatory Revenue	4,662	5,663	10,325	13,925	16,998	30,923

Total Revenue	$52,623	$7,891	$60,514	$154,350	$23,886	$178,236

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

	Three Months Ended			Nine Months Ended
	September 30, 2019			September 30, 2019
	Accounted for Under ASC 606	Accounted for Under Other Guidance	Total Revenue	Accounted for Under ASC 606	Accounted for Under Other Guidance	Total Revenue
Business and Wholesale Revenue
Business broadband	$15,595	$-	$15,595	$46,181	$-	$46,181
Business voice and other	6,889	-	6,889	20,546	-	20,546
Managed IT services	1,789	-	1,789	4,965	-	4,965
Equipment sales and installations	942	-	942	2,830	-	2,830
Wholesale broadband	9,550	-	9,550	26,821	-	26,821
Wholesale voice and other	1,870	-	1,870	4,688	-	4,688
Operating leases and other deferred revenue	-	2,104	2,104	-	6,241	6,241

Total Business and Wholesale Revenue	36,635	2,104	38,739	106,031	6,241	112,272

Consumer Revenue
Broadband	6,718	-	6,718	19,880	-	19,880
Voice and other	2,567	-	2,567	7,947	-	7,947

Total Consumer Revenue	9,285	-	9,285	27,827	-	27,827

Regulatory Revenue
Access (1)	5,005	-	5,005	15,040	-	15,040
Access (2)	-	1,176	1,176	-	3,523	3,523
High-cost support	-	4,923	4,923	-	14,770	14,770

Total Regulatory Revenue	5,005	6,099	11,104	15,040	18,293	33,333

Total Revenue	$50,925	$8,203	$59,128	$148,898	$24,534	$173,432

(1)     Includes customer ordered service and special access.

(2)     Includes Essential Network Support (“ENS”).

Business broadband revenue includes revenue associated with rural health care customers. Consumer voice and other revenue includes revenue associated with the FCC’s Lifeline program.

Timing of Revenue Recognition

Revenue accounted for in accordance with ASC 606 consisted of the following for the three and nine-month periods ended September 30, 2020 and 2019.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Services transferred over time	$45,859	$44,978	$135,717	$131,028
Goods transferred at a point in time	2,102	942	4,708	2,830
Regulatory access revenue (1)	4,662	5,005	13,925	15,040

Total revenue	$52,623	$50,925	$154,350	$148,898

(1)	Includes customer ordered service and special access.

Transaction Price Allocated to Remaining Performance Obligations

The aggregate amount of the transaction price allocated to the remaining performance obligations for contracts with customers that are unsatisfied, or partially unsatisfied, accounted for in accordance with ASC 606 was approximately $73,329 at September 30, 2020. Revenue will be recognized as the Company satisfies the associated performance obligations. For equipment delivery, installation and configuration, and certain managed IT services, which comprise approximately $2,253 of the total, the performance obligation is currently expected to be satisfied during the next twelve months. For business broadband, voice and other managed IT services, which comprise approximately $71,076 of the total, the performance obligation will be satisfied as the service is provided over the terms of the contracts, which range from one to ten years. The Company’s agreements with its consumer customers are typically on a month-to-month basis. Therefore, the Company’s provision of future service to these customers is not reflected in the above discussion of future performance obligations.

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

The table below provides a reconciliation of the contract assets associated with contracts with customers accounted for in accordance with ASC 606 for the nine-month period ended September 30, 2020. Contract modifications did not have a material effect on contract assets in the nine-month period ended September 30, 2020. Contract assets are classified as “Other assets” on the consolidated balance sheet.

2020

Balance at January 1	$7,242
Contract additions	2,141
Amortization	(2,725)
Balance at September 30	$6,658

The Company recorded a credit for uncollectible accounts receivable of $955 in the nine-month period ended September 30, 2020 associated with its contracts with customers. See Note 5 “Accounts Receivable.”

The table below provides a reconciliation of the contract liabilities associated with contracts with customers accounted for in accordance with ASC 606 for the nine-month period ended September 30, 2020. Contract liabilities consist of deferred revenue and are included in “Accounts payable, accrued and other current liabilities” and “Other long-term liabilities, net of current portion.”

2020

Balance at January 1	$3,903
Contract additions	844
Revenue recognized	(1,227)
Balance at September 30	$3,520

3.	JOINT VENTURE

The table below provides certain financial information about the AQ-JV included on the Company’s consolidated balance sheet at September 30, 2020 and December 31, 2019. Cash may be utilized only to settle obligations of the joint venture. Because the joint venture is an LLC, and the Company has not guaranteed its operations, the joint venture’s creditors do not have recourse to the general credit of the Company.

	2020	2019
Cash	$270	$270
Property, plant and equipment, net of accumulated depreciation of $482 and $408	$1,659	$1,733

The operating results and cash flows of the joint venture in the three and nine-month periods of 2020 and 2019 were not material to the Company’s consolidated financial results.

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

The fair values of cash equivalents, restricted cash, other short-term monetary assets and liabilities and finance leases approximate carrying values due to their nature. The carrying values of the Company’s senior credit facilities and other long-term obligations of $172,147 and $178,245 at September 30, 2020 and December 31, 2019, respectively, approximate fair value primarily as a result of the stated interest rates of the 2019 Senior Credit Facility approximating current market rates (Level 2).

The following table presents the Company’s financial assets measured at fair value on a recurring basis as of September 30, 2020 and December 31, 2019, at each hierarchical level.

	September 30, 2020				December 31, 2019
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Other long-term liabilities:
Interest rate swaps	$3,208	$-	$3,208	$-	$288	$-	$288	$-

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

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

The following table presents the notional amount, fair value and balance sheet classification of the Company’s derivative financial instruments designated as cash flow hedges as of September 30, 2020 and December 31, 2019.

		Notional	Fair
	Balance Sheet Location	Amount	Value
At September 30, 2020:
Interest rate swaps	Other long-term liabilities	$129,938	$3,208

At December 31, 2019:
Interest rate swaps	Other long-term liabilities	$133,313	$288

The following table presents gains and losses before income taxes on the Company’s interest rate swaps designated as a cash flow hedge for the three and nine-month periods ending September 30, 2020 and 2019.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Loss recognized in accumulated other comprehensive loss	$(342)	$(396)	$(3,818)	$(362)
(Loss) gain reclassified from accumulated other comprehensive loss to income	(507)	197	(898)	648

The following table presents the effect of cash flow hedge accounting on the Company’s Statements of Comprehensive Income for the three and nine-month periods ending September 30, 2020 and 2019.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Recorded as Interest Expense:
Hedged interest payments	$(1,570)	$(2,327)	$(5,328)	$(5,524)
(Loss) gain on interest rate swap	(507)	197	(898)	648

5.	ACCOUNTS RECEIVABLE

Accounts receivable, net, consists of the following at September 30, 2020 and December 31, 2019.

	2020	2019
Retail customers	$22,412	$22,101
Wholesale carriers	10,049	13,157
Other	6,158	3,723
	38,619	38,981
Less: allowance for doubtful accounts	(3,415)	(4,627)
Accounts receivable, net	$35,204	$34,354

The following table presents the activity in the allowance for doubtful accounts for the nine-month period ended September 30, 2020, which is associated entirely with the Company’s contracts with customers.

2020
Balance at January 1	$4,627
Provision (recovery) for uncollectible accounts	(955)
Charged to other accounts	-
Deductions	(257)
Asset at September 30	$3,415

The provision for uncollectible accounts is derived through an analysis of account aging profiles and a review of historical recovery experience. Accounts receivable are charged off against the allowance when management confirms it is probable amounts will not be collected. The COVID-19 pandemic has not required a revision of this policy. However, to the extent aging profiles, recovery experience and specific customer accounts have been affected by the COVID-19 pandemic, such affects are included in the allowance for doubtful accounts.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

As of September 30, 2020, the Universal Service Administrative Company (“USAC”) had issued funding commitment letters for all of the Company’s rural health care customer applications for Funding Year 2018 ( July 1, 2018 through June 30, 2019). For Funding Year 2019 ( July 1, 2019 through June 30, 2020), the FCC had approved the Company’s cost-based rural rates and USAC had issued funding commitment letters. We filed a request in January 2020 for approval of our RHC rural rates for Funding Year 2020, which began July 1, 2020. The review and approval of these rates is ongoing. We cannot predict when the FCC will act on our pending request for FCC approval of our Funding Year 2020 rural rates nor when USAC will issue funding commitments for RHC-supported services. Accounts receivable, net, associated with rural health care customers was $5,408 and $6,827 at September 30, 2020 and December 31, 2019, respectively. Rural health care accounts are a component of the Retail Customers category in the above table.

6.	OTHER CURRENT ASSETS

Prepayments and other current assets consist of the following at September 30, 2020 and December 31, 2019.

	2020	2019
Income tax receivable	$4,663	$2,510
Prepaid expense	2,775	3,528
Other	4,494	3,579
Total prepayments and other current assets	$11,932	$9,617

7.	CURRENT LIABILITIES

Accounts payable, accrued and other current liabilities consist of the following at September 30, 2020 and December 31, 2019.

	2020	2019
Accounts payable - trade	$17,302	$14,918
Accrued payroll, benefits, and related liabilities	12,596	12,193
Deferred capacity and other revenue	9,278	7,311
Other	5,853	4,686
Total accounts payable, accrued and other current liabilities	$45,029	$39,108

Advance billings and customer deposits consist of the following at September 30, 2020 and December 31, 2019.

	2020	2019
Advance billings	$3,489	$3,730
Customer deposits	31	31
Total advance billings and customer deposits	$3,520	$3,761

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

8.	LONG-TERM OBLIGATIONS

Long-term obligations consist of the following at September 30, 2020 and December 31, 2019.

	2020	2019
2019 senior secured credit facility due 2024	$171,146	$177,750
Debt discount	(1,690)	(2,234)
Debt issuance costs	(1,464)	(1,863)
Finance leases and other long-term obligations	2,691	2,729
Total long-term obligations	170,683	176,382
Less current portion	(9,063)	(8,906)
Long-term obligations, net of current portion	$161,620	$167,476

As of September 30, 2020, the aggregate maturities of long-term obligations were as follows.

2020 (October 1 - December 31)	$2,265
2021 (January 1 - December 31)	9,067
2022 (January 1 - December 31)	11,333
2023 (January 1 - December 31)	15,851
2024 (January 1 - December 31)	133,018
Thereafter	2,303
Total maturities of long-term obligations	$173,837

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

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

There were no amounts outstanding under the Revolving Facility, Delayed-Draw Term A Facility and Incremental Term A Loans at September 30, 2020.

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

Merger Agreement

On November 3, 2020, the Company announced that it had entered into a definitive agreement to be acquired by Macquarie Capital and GCM Grosvenor. See Note 19 “Subsequent Events” for a summary of the agreement.

9.	OTHER LONG-TERM LIABILITIES

Other long-term liabilities consist of the following at September 30, 2020 and December 31, 2019.

	2020	2019
Other deferred IRU capacity revenue, net of current portion	$48,315	$34,440
Deferred GCI capacity revenue, net of current portion	27,487	29,036
Other deferred revenue, net of current portion	4,461	4,825
Other	11,728	10,219
Total other long-term liabilities	$91,991	$78,520

Amortization of deferred revenue included in the Consolidated Statements of Comprehensive Income was $2,812 and $2,112 in the three-month periods ended September 30, 2020 and 2019, respectively, and $7,873 and $6,191 in the nine-month periods ended September 30, 2020 and 2019, respectively.

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

Certain leases include a provision for early termination, typically in return for an agreed amount of consideration. Early terminations recorded in the nine-month period ended September 30, 2020 were not material.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

The Company entered into additional operating lease commitments that had not yet commenced as of September 30, 2020 with a present value totaling approximately $10,550. These leases consist primarily of an agreement with another carrier to lease dark fiber, a portion of which will be leased by the Company to another carrier. This lease is expected to commence in the fourth quarter of 2020 or in 2021 and has a term of 20 years. They also include agreements associated with the Company’s Connect America Fund (“CAF”) Phase II services which are expected to commence in 2020 and have terms of 7 to 25 years.

Short-term and variable lease cost recorded during the three and nine-month periods ended September 30, 2020 and 2019 were not material.

The Company did not enter into any sale and leaseback transactions during the nine-month period ended September 30, 2020.

The following table presents lease costs for agreements under which the Company is the lessee for the three and nine-month periods ended September 30, 2020 and 2019.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Finance lease cost:
Amortization of right-of-use assets	$47	$20	$141	$59
Interest on lease liabilities	67	67	200	203
Operating lease costs	2,235	1,972	6,435	5,882
Total lease cost	$2,349	$2,059	$6,776	$6,144

The following table provides information included on the consolidated balance sheet for agreements under which the Company is the lessee as of September 30, 2020 and December 31, 2019.

	2020	2019

Operating leases:
Right of use assets	$89,517	$80,991

Liabilities - current	$3,189	$2,795
Liabilities - noncurrent	80,498	78,767
Total liabilities	$83,687	$81,562

Finance leases:
Property, plant and equipment	$5,800	$5,800
Accumulated depreciation and amortization	(3,840)	(3,699)
Property, plant and equipment, net	$1,960	$2,101

Current portion of long-term obligations	$63	$53
Long-term obligations, net of current portion	2,628	2,676
Total finance lease liabilities	$2,691	$2,729

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

The following table provides the maturities of the Company’s operating lease liabilities as of September 30, 2020.

	Operating	Financing
	Leases	Leases

2020 (excluding the nine months ended September 30, 2020)	$1,748	$81
2021	7,966	327
2022	7,872	336
2023	7,563	345
2024	7,380	355
Thereafter	163,814	3,472
Total lease payments	196,343	4,916
Less imputed interest	(113,558)	(2,225)
Total present value of lease obligations	82,785	2,691
Present value of current obligations	(2,287)	(63)
Present value of long-term obligations	$80,498	$2,628

The following table presents other information about agreements under which the Company is the lessee as of and for the nine-month periods ended September 30, 2020 and 2019.

	2020	2019

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$200	$203
Operating cash flows from operating leases	12,800	5,645
Financing cash flows from finance leases	38	28

Right-of-use assets obtained in exchange for operating lease liabilities	10,210	592

Weighted-average remaining lease term (in years):
Finance leases	13	14
Operating leases	28	30
Weighted-average discount rate:
Finance leases	9.8%	9.8%
Operating leases	6.9%	6.9%

Lease Agreements Under Which the Company is the Lessor

The Company’s agreements under which it is the lessor are primarily associated with the use of its network assets, including IRUs for fiber optic cable, colocation and buildings.

Certain leases include a provision for early termination, typically in return for an agreed amount of consideration. Early terminations recorded in the nine-month period ended September 30, 2020 were not material.

The Company does not have material sublease arrangements as the lessor or lease arrangements with related parties.

The Company did not have sales-type leases or direct financing leases as of September 30, 2020.

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

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

The following table presents lease income for agreements under which the Company is the lessor for the three and nine-month periods ended September 30, 2020 and 2019. Lease income is classified as revenue on the Statement of Comprehensive Income. The carrying value of the underlying leased assets is not material.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Total lease income	$1,611	$879	$4,206	$2,595

The following table presents the maturities of future undiscounted lease payments at September 30, 2020 for the periods indicated.

2020 (excluding the nine months ended September 30, 2020)	$376
2021	1,248
2022	496
2023	472
2024	453
Thereafter	2,675
Total future undiscounted lease payments	$5,720

11.	ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table summarizes the activity in accumulated other comprehensive loss for the nine-month period ended September 30, 2020.

	Defined
	Benefit
	Pension	Interest
	Plan	Rate Swaps	Total
Balance at December 31, 2019	$(3,070)	$(207)	$(3,277)
Other comprehensive income (loss) before reclassifications	148	(2,733)	(2,585)
Reclassifications from accumulated comprehensive loss to net income	(71)	643	572
Net other comprehensive income (loss)	77	(2,090)	(2,013)
Balance at September 30, 2020	$(2,993)	$(2,297)	$(5,290)

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

The following table summarizes the reclassifications from accumulated other comprehensive loss to net income for the three and nine-month periods ended September 30, 2020 and 2019.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Amortization of defined benefit plan pension items:
Amortization of loss	$(32)	$(192)	$(98)	$51
Income tax effect	9	55	27	(14)
After tax	(23)	(137)	(71)	37

Amortization of gain on interest rate swap:
Reclassification to interest expense	507	(197)	898	(648)
Income tax effect	(144)	56	(255)	184
After tax	363	(141)	643	(464)
Total reclassifications, net of income tax	$340	$(278)	$572	$(427)

Amounts reclassified to net income from our defined benefit pension plan and interest rate swaps have been presented within “Other income (expense), net” and “Interest expense,” respectively, in the Statements of Comprehensive Income. The estimated amount to be reclassified from accumulated other comprehensive loss as an increase in interest expense during the next twelve months is $1,937. See Note 4 “Fair Value Measurements and Derivative Financial Instruments.”

12.	STOCK INCENTIVE PLANS

Under the Company’s stock incentive plan, stock options, restricted stock, stock-settled stock appreciation rights, performance share units and other awards may be granted to officers, employees, consultants, and non-employee directors.

Merger Agreement

On November 3, 2020, the Company announced that it had entered into a definitive agreement to be acquired by Macquarie Capital and GCM Grosvenor. See Note 19 “Subsequent Events” for a summary of the agreement.

2011 Incentive Award Plan

On June 10, 2011, Alaska Communications shareholders approved the 2011 Incentive Award Plan, which was amended and restated on June 30, 2014 and June 25, 2018, and terminates in 2021. Following termination, all shares granted under this plan, prior to termination, will continue to vest under the terms of the grant when awarded. All remaining unencumbered shares of common stock previously allocated to any prior plans were transferred to the 2011 Incentive Award Plan. In addition, to the extent that any outstanding awards under prior plans are forfeited or expire or such awards are settled in cash, such shares will again be available for future grants under the 2011 Incentive Award Plan. The Company grants Restricted Stock Units (“RSUs”) and Performance Stock Units (“PSUs”) as the primary equity-based incentive for executive and certain non union-represented employees. The disclosures below are primarily associated with RSU and PSU grants awarded in 2018, 2019 and 2020.

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

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

The following table summarizes the RSU, long-term incentive plan and non-employee director stock compensation activity for the nine-month period ended September 30, 2020.

		Weighted
		Average
		Grant Date
	Number	Fair
	of Units	Value
Nonvested at December 31, 2019	792	$1.74
Granted	501	2.59
Vested	(406)	1.79
Canceled or expired	(6)	2.14
Nonvested at September 30, 2020	881	$2.20

Performance Stock Units

In the second quarter of 2020, PSUs were issued to the Company’s officers and certain other employees. Vesting of a portion of these PSUs is subject to the Company’s achievement of a three-year cumulative performance target for the years 2020, 2021 and 2022, and vesting of another portion is subject to the Company’s achievement of specified stock price thresholds between June 16, 2020 and June 15, 2023. Vesting of the 2020 PSUs is also subject to the provision of requisite service by the recipient.

The fair value of PSUs subject to the cumulative performance target is based on the number of shares granted and the quoted closing market price of the Company’s common stock on the date of grant. They will vest over a three-year period. Share-based compensation expense will be recorded based on the Company’s assessment of the probability of the target being met and recorded over the three-year vesting period as required. At September 30, 2020, the target was deemed probable of achievement and the relevant stock compensation expense was recorded in the six-month period ended September 30, 2020.

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

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

The table below sets forth the average grant date fair value assumptions used in the Monte Carlo simulation model for the 2020 PSUs.

Valuation (grant) date	June 17, 2020
Number of units granted	135
Fair market value of the Company's Common Stock	$2.61
Risk-free interest rate	0.23%
Expected dividend yield	0%
Expected volatility	40.71%
Simulation period (in years)	3

Estimated fair value per award:
Vesting Tranche 1	$1.35
Vesting Tranche 2	$1.39
Vesting Tranche 3	$1.41

●	Fair Market Value - based on the quoted closing price of the Company’s common stock.
●	Risk-free interest rate - based on the 3-year term-matched zero-coupon risk-free interest rate derived from the U.S. Treasury constant maturities yield curve on the valuation date.
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

Shares associated with PSUs granted in 2017, vesting of which were subject to achievement of certain performance conditions and approval of the Compensation and Personnel Committee of the Board of Directors, were issued in the first quarter of 2020. The PSUs granted in 2018, vesting of which was subject to certain stock price thresholds and service thresholds over the three-year period ended July 20, 2020, were cancelled in the third quarter of 2020 because the stock price thresholds were not met. PSUs granted in the third quarter of 2019 will vest at the end of the three-year period ending in March 2022 subject to the achievement of a cumulative Company performance targets. As of September 30, 2020, achievement of the Company performance target was deemed to be probable.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

The following table summarizes the PSU activity for the nine-month period ended September 30, 2020.

		Weighted
		Average
		Grant Date
	Number	Fair
	of Units	Value
Nonvested at December 31, 2019	1,629	$1.07
Granted	478	2.21
Vested	(297)	1.76
Canceled or expired	(636)	0.81
Nonvested at September 30, 2020	1,174	$1.50

The following table provides selected information about the Company’s share-based compensation as of and for the three and nine-month periods ended September 30, 2020 and 2019.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Total compensation cost for share-based payments	$500	$277	$1,218	$766
Weighted average grant-date fair value of equity instruments granted (per share)	$-	$1.71	$2.41	$1.02
Total fair value of shares vested during the period	$-	$-	$1,618	$1,427

At September 30:
Unamortized share-based payments			$2,326	$971
Weighted average period (in years) to be recognized as expense			1.9	1.8

Alaska Communications Systems Group, Inc. 2012 Employee Stock Purchase Plan

On June 16, 2020, the Company’s shareholders approved the Amended 2012 Employee Stock Purchase Plan (the “Amended 2012 ESPP”). The amendments extended the term of the plan to December 31, 2030 and increased the number of shares of common stock reserved for future issuance under the plan by 600 shares.

On July 24, 2020, the Company registered an additional 600 shares which may offered or issued to eligible individuals under the Amended 2012 ESPP.

13.	EARNINGS PER SHARE

Earnings per share are based on the weighted average number of shares of common stock and dilutive potential common share equivalents outstanding. Basic earnings per share assumes no dilution and is computed by dividing net income attributable to Alaska Communications by the weighted average number of common shares outstanding for the period. Diluted earnings per share include the potential dilution of securities that could share in the earnings of the Company.

Weighted average restricted stock units of 199 and 115 were excluded from the calculation of diluted earnings per share for the three and nine-month periods ended September 30, 2020, respectively, as the effect, if included, would have been anti-dilutive.

Weighted average restricted stock units of 176 and 183 were excluded from the calculation of diluted earnings per share for the three and nine-month periods ended September 30, 2019, respectively, as the effect, if included, would have been anti-dilutive.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

The calculation of basic and diluted earnings per share for the three and nine-month periods ended September 30, 2020 and 2019 are as follows.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Net income attributable to Alaska Communications	$2,302	$2,022	$7,129	$2,284

Weighted average common shares outstanding:
Basic shares	54,116	53,328	53,906	53,503
Effect of stock-based compensation	456	663	487	902
Diluted shares	54,572	53,991	54,393	54,405

Net income per share attributable to Alaska Communications:
Basic	$0.04	$0.04	$0.13	$0.04
Diluted	$0.04	$0.04	$0.13	$0.04

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

14.	RETIREMENT PLANS

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

Defined Benefit Plan

The Company has a separate defined benefit plan that covers certain employees previously employed by Century Telephone Enterprise, Inc. (“CenturyTel Plan”). This plan was transferred to the Company in connection with the acquisition of CenturyTel, Inc.’s Alaska properties, whereby assets and liabilities of the CenturyTel Plan were transferred to the ACS Retirement Plan (the “Plan”) on September 1, 1999. As of September 30, 2020, the Plan is not fully funded under the Employee Retirement Income Security Act of 1974, as amended.

The following table presents the net periodic pension expense for the ACS Retirement Plan for the three and nine-month periods ended September 30, 2020 and 2019.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Interest cost	$117	$153	$351	$453
Expected return on plan assets	(185)	(169)	(556)	(508)
Amortization of loss	36	(176)	107	106
Net periodic pension expense	$(32)	$(192)	$(98)	$51

Net periodic pension expense is included in the line item “Other income (expense), net” in the Statements of Comprehensive Income.

15.	STOCKHOLDERS’ EQUITY

Merger Agreement

On November 3, 2020, the Company announced that it had entered into a definitive agreement to be acquired by Macquarie Capital and GCM Grosvenor. See Note 19 “Subsequent Events” for a summary of the agreement.

Treasury Stock

The Company does not currently have an authorized share repurchase program. Common stock repurchased under prior authorizations were accounted for as treasury stock.

Dividends

The Company’s dividend policy is set by the Company’s Board of Directors and is subject to the terms of its credit facilities and the continued current and future performance and liquidity needs of the Company. Dividends on the Company’s common stock are not cumulative to the extent they are declared. On March 9, 2020, the Company’s Board of Directors declared a one-time cash dividend of $0.09 per share of common stock to be paid on June 18, 2020to shareholders of record as of the close of business on April 20, 2020. The dividend totaled $4,852 of which $4,836 was paid in the second and third quarters of 2020. The remaining $16 is associated with deferred Board of Directors compensation and will be paid in future periods.

16.	SUPPLEMENTAL CASH FLOW INFORMATION

Restricted cash of $1,628 at September 30, 2020 consisted of certificates of deposit of $1,600 required under the terms of certain contracts to which the Company is a party and other restricted cash of $28. Restricted cash of $1,631 at December 31, 2019 consisted of certificates of deposit of $1,600 required under the terms of certain contracts to which the Company is a party and other restricted cash of $31.

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the statement of financial position at September 30, 2020 and 2019 that sum to the total of these items reported in the statement of cash flows.

	September 30,
	2020	2019
Cash and cash equivalents	$32,215	$25,046
Restricted cash	1,628	1,631
Total cash, cash equivalents and restricted cash	$33,843	$26,677

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

The following table presents supplemental non-cash transaction information for the nine-month periods ended September 30, 2020 and 2019.

	2020	2019
Supplemental Non-cash Transactions:
Capital expenditures incurred but not paid at September 30	$6,411	$5,823
Dividends payable at September 30, 2020	$16	$-
Additions to ARO asset	$137	$58
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$10,210	$592

17.	BUSINESS SEGMENTS

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

The Company has determined that it is reasonably possible it will be unable to collect certain accounts receivable from a specific e-Rate customer, funding of which is subject in part to completion of an FCC audit. The Company cannot currently estimate the amount, or range, of the potential loss. The total outstanding balance at September 30, 2020 was $3,047, net of amounts reserved.

The Company is involved in various claims, legal actions and regulatory proceedings arising in the ordinary course of business. The Company establishes an accrual when a particular contingency is probable and estimable, and has recorded litigation accruals totaling $1,200 at September 30, 2020 against certain current claims and legal actions. The Company also faces contingencies that are reasonably possible to occur that cannot currently be estimated. The Company believes that the disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, comprehensive income or cash flows. It is the Company’s policy to expense costs associated with loss contingencies, including any related legal fees, as they are incurred.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

19.	SUBSEQUENT EVENTS

Merger Agreement

On November 3, 2020, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Juneau Parent Co, Inc. (“Parent”), and Juneau Merger Co, Inc., a wholly-owned subsidiary of Parent (“Merger Sub”).

On the terms, and subject to the conditions, of the Merger Agreement, Merger Sub will merge with and into the Company (the “Merger”), with the Company continuing as the surviving corporation and a wholly-owned subsidiary of Parent. As a result of the Merger, each share of the Company’s common stock issued and outstanding immediately prior to the effective time of the Merger (the “Effective Time”) (other than shares held by (i) the Company, Parent or Merger Sub and (ii) stockholders of the Company who have validly exercised and perfected their appraisal rights under Delaware law) will be converted at the Effective Time into the right to receive $3.00 in cash (the “Merger Consideration”), without interest.

Consummation of the Merger is subject to certain closing conditions, including, without limitation, (i) approval of the Merger by the Company’s stockholders; (ii) absence of certain legal impediments; (iii) expiration or termination of the required waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended; (iv) CIFUS Approval (as defined in the Merger Agreement) having been obtained; (v) Defense Counterintelligence and Security Agency having approved a permanent or interim foreign ownership, control and influence mitigation agreement or measures for certain activities of the Company and/or its subsidiaries; and (vi) consents from the FCC and certain public utilities commissions and other localities having been obtained.

The Merger Agreement contains representations and warranties and covenants of the parties customary for a transaction of this nature.

The Merger is currently expected to close in the second half of 2021, although there can be no assurance that it will occur by that date. The transaction will result in the Company becoming a privately held company.

Certain terms of the Merger Agreement are summarized below. This summary does not purport to be complete and is subject to, and qualified in its entirety by reference to, the full text of the Merger Agreement filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated November 2, 2020 and filed with the SEC on November 3, 2020, which is incorporated in its entirety herein by reference to this Quarterly Report on Form 10-Q.

Restricted Stock Units and Performance Share Units

Immediately prior to the Effective Time, each restricted stock unit award issued under the Company’s stock plan that is subject solely to time-based vesting (the “Company RSU Awards”) and that is outstanding immediately prior to the Effective Time, whether or not vested, will be cancelled as of the Effective Time in exchange for an amount in cash equal to the product obtained by multiplying (i) the aggregate number of shares subject to such Company RSU Award by (ii) the Merger Consideration. Amounts payable with respect to Company RSU Awards will be paid not later than the next regularly scheduled payroll date that is at least two business days following the closing of the Merger Agreement.

Immediately prior to the Effective Time, each restricted stock unit award issued under the Company’s stock plan that is subject solely to performance-based vesting (the “Company PSU Award”) and that is outstanding immediately prior to the Effective Time will be cancelled as of the Effective Time in exchange for an amount in cash equal to the product obtained by multiplying the (i) the aggregate number shares subject to such Company PSU Award by (ii) the Merger Consideration. The aggregate number of shares of Company common stock subject to any Company PSU Awards will be determined based on the degree of achievement of the performance goals set forth in the applicable award agreement as of the Effective Time or such earlier time as determined by the compensation committee of the Company’s Board of Directors (the “Board”) and such Company PSU Awards will no longer be subject to any performance-based vesting conditions.  Amounts payable with respect to Company PSU Awards that are subject to vesting based on the price of Company common stock will be paid not later than the next regularly scheduled payroll date that is at least two business days following the closing of the Merger Agreement, and amounts payable with respect to all other Company PSU Awards will be paid two business days after the earliest of (a) the applicable time-based vesting date of the canceled Company PSU Award, (b) the date that is one year following the Effective Time, and (c) the termination of the employment of the former holder of such Company PSU Award without “cause,” in any case without interest.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

Immediately prior to the Effective Time, each share of Company common stock granted to the directors of the Company that are subject to deferral elections (the “Deferred Stock Awards”) and that is outstanding immediately prior to the Effective Time will be cancelled as of the Effective Time in exchange for an amount in cash equal to the product obtained by multiplying (i) the aggregate number of shares of Company common stock subject to such Deferred Stock Award by (ii) the Merger Consideration.

Financing

Parent and Merger Sub secured committed financing, consisting of a combination of (i) equity financing and (ii) debt financing, subject to the terms and conditions set forth in the equity commitment letters and the debt financing commitment letter, respectively, with respect to the Merger. The equity financing and the debt financing, in the aggregate, will be sufficient for Parent, Merger Sub and the surviving corporation to pay the amounts required to be paid in connection with the Merger and the other transactions contemplated by the Merger Agreement. The Merger is not subject to a financing condition.

Go-Shop Period

Under the Merger Agreement, the Company has certain rights to facilitate competing acquisition proposals from third parties for 30 calendar days, beginning on the date of the Merger Agreement and continuing until 11:59 pm on December 3, 2020.  Beginning at 11:59 pm on December 3, 2020, until the earlier of the Effective Time and the termination of the Merger Agreement in accordance with its terms, the Company will be subject to certain to customary “no-shop” restrictions, subject to certain exceptions and “fiduciary out” provisions, as set forth in the Merger Agreement.

Termination

The Merger Agreement contains certain customary termination rights for the Company and Parent. The Merger Agreement can be terminated by either party if (i) the Merger is not consummated on or before November 3, 2021, which may be extended in 30-day increments to no later than January 3, 2022 in connection with regulatory approvals; (ii) any governmental authority or certain localities within the United States issues a final and non-appealable order permanently restraining or otherwise prohibiting the consummation of the transactions contemplated by the Merger Agreement; or (iii) the approval of the Merger by the Company’s stockholders is not obtained following a vote of the Company’s stockholders taken thereon.

In addition, the Merger Agreement includes certain termination fees payable by the Company or Parent if the Merger Agreement is terminated under certain circumstances.

Voting Agreement

On November 3, 2020, in connection with the execution of the Merger Agreement, TAR Holdings, LLC, a stockholder of the Company (the “Voting Agreement Stockholder”), entered into a voting agreement (the “Voting Agreement”) with Parent.

Pursuant to the Voting Agreement, the Voting Agreement Stockholder has agreed, among other things, to vote or cause to be voted any issued and outstanding shares of Company common stock beneficially owned by the Voting Agreement Stockholder, or that may otherwise become beneficially owned by the Voting Agreement Stockholder, during the term of the Voting Agreement, (i) in favor of adopting and approving the Merger Agreement and the transactions contemplated by the Merger Agreement, (ii) against any action or agreement that would result in a breach of any covenant, representation or warranty or any other obligation of the Company contained in the Merger Agreement or of the Voting Agreement Stockholder contained in the Voting Agreement, and (iii) against any acquisition proposal or any other action, agreement or transaction that is intended, or could reasonably be expected, to materially impede, interfere or be inconsistent with, delay, postpone, discourage or materially and adversely affect the consummation of the transactions contemplated by the Merger Agreement or the Voting Agreement. As of November 2, 2020, the Voting Agreement Stockholder held approximately 8.8% of the issued and outstanding shares of the Company.

The Voting Agreement will automatically terminate upon the earliest of (i) the vote of stockholders on the Merger, (ii) any termination of the Merger Agreement, (iii) any change in recommendation by the Board and (iv) the date that is 14 months after the signing of the Merger Agreement.

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS AND ANALYSTS’ REPORTS

This Form 10-Q and our future filings on Forms 10-K, 10-Q and 8-K and the documents incorporated therein by reference include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 (“Exchange Act”), as amended. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including statements about anticipated future operating and financial performance, financial position and liquidity, growth opportunities and growth rates, pricing plans, acquisition and divestiture opportunities, business prospects, strategic alternatives, business strategies, regulatory and competitive outlook, investment and expenditure plans, financing needs and availability and other similar forecasts and statements of expectation and statements of assumptions underlying any of the foregoing. Words such as “anticipates”, “believes”, “could”, “estimates”, “expects”, “intends”, “may”, “plans”, “projects”, “seeks”, “should” and variations of these words and similar expressions are intended to identify these forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. Forward-looking statements by us are based on estimates, projections, beliefs and assumptions of management and are not guarantees of future performance. Such forward-looking statements may be contained in this Form 10-Q under Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere. Actual future performance, outcomes, and results may differ materially from those expressed in forward-looking statements made by us as a result of a number of important factors. Examples of these factors include (without limitation):

•	Our ability to successfully consummate the Merger Agreement with Macquarie Capital and GCM Grosvenor, and the potential disruption the Merger could cause to our operations
•	our ability to obtain and appropriately allocate resources to support our growth objectives
•

our ability to keep pace with rapid technological developments and changing standards in the telecommunications industry, including on-going capital expenditures needed to upgrade our network to industry competitive speeds, particularly in light of expected 5G deployments by mobile wireless carriers

•

the successful completion of our project for the development and installation of certain critical new IT systems associated with sales and opportunities, customer service delivery, operational support, customer billing and collection, analytics, and other applications; and our ability to adequately invest in the maintenance and upgrade of our networks and other information technology systems in the future

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

•	our ability to comply with the regulatory requirements to contribute to the Universal Service Fund and receive support payments from that fund
•	our ability to continue to develop and fund attractive, integrated products and services to evolving industry standards, and meet the pressure from competition to offer these services at lower prices
•	our size, because we are a smaller sized competitor in the markets we serve, and we compete against large competitors with substantially greater resources
•	our ability to maintain our cost structure as a focused broadband and managed IT services company, which could impact both cash flow from operating activities and our overall financial condition
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

•	a maintenance or other failure of our network or data centers
•	a failure of information technology systems
•	our ability to maintain successful arrangements with our represented employees
•	our ability to attract, recruit, retain and develop our workforce, and implement succession planning necessary for achieving our business plan
•	unforeseen challenges when entering new markets and our ability to recognize and react to actions, products or services of competitors that threaten our competitive advantage in the marketplace
•	the success of the Company’s expansion into managed IT services, including the execution of those services for customers
•	structural declines for voice and other legacy services within the telecommunications industry
•

A major public health issue, such as an epidemic or pandemic, and including the current COVID-19 pandemic, could adversely affect global, national, state and local economies, the operations and financial stability of our customers and vendors, and our operations, financial performance and liquidity

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

OVERVIEW

On November 3, 2020, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Juneau Parent Co, Inc. (“Parent”), and Juneau Merger Co, Inc., a wholly-owned subsidiary of Parent (“Merger Sub”).

On the terms, and subject to the conditions, of the Merger Agreement, Merger Sub will merge with and into the Company (the “Merger”), with the Company continuing as the surviving corporation and a wholly-owned subsidiary of Parent. As a result of the Merger, each share of the Company’s common stock issued and outstanding immediately prior to the effective time of the Merger (the “Effective Time”) (other than shares held by (i) the Company, Parent or Merger Sub and (ii) stockholders of the Company who have validly exercised and perfected their appraisal rights under Delaware law) will be converted at the Effective Time into the right to receive $3.00 in cash (the “Merger Consideration”), without interest.

Consummation of the Merger is subject to certain closing conditions, including, without limitation, (i) approval of the Merger by the Company’s stockholders, (ii) absence of certain legal impediments, (iii) expiration or termination of the required waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended; (iv) CFIUS Approval (as defined in the Merger Agreement) having been obtained; (v) Defense Counterintelligence and Security Agency having approved a permanent or interim foreign ownership, control and influence mitigation agreement or measures for certain activities of the Company and/or its subsidiaries; and (vi) consents from the Federal Communications Commissions and certain public utilities commissions and other localities having been obtained.

The Merger Agreement contains representations and warranties and covenants of the parties customary for a transaction of this nature.

The Merger is currently expected to close in the second half of 2021, although there can be no assurance that it will occur by that date. The transaction will result in the Company becoming a privately held company.

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

Our future investments and subsequent initiatives are focused on building and strengthening the business in three areas:

●

Enhance and Augment our Network and Capabilities: This is what we do and is the basis of our offers, to lead the competition through innovation and leverage the latest technologies to meet our customers’ needs. Activities include investments to grow our fiber footprint, augmented with high speed fixed wireless technologies, as well as expanding our product capabilities that fully leverage our existing and growing fiber footprint.

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

●

Accelerate the Growth of Managed IT Services: This is a fragmented market without a leader, a significant market size and a set of services that are both adjacent to and synergistic with communications and networking services. We continue to invest in winning share and expanding our capabilities, enabling and accelerating our customers’ transition to cloud services.

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

Historically, the Alaska economy has benefited from a stable employment base, including a growing tourism industry. The Alaskan economy entered a moderate recession beginning in the second half of 2015 and certain areas of the economy showed improvement beginning in 2018. Employment levels declined approximately 1.3% and 0.3% in 2017 and 2018, respectively, and increased approximately 0.6% in 2019. The increase in 2019 was driven by growth in leisure and hospitality, oil and gas, health care, professional and business services and construction, offset by declines in state government and retail. The COVID-19 pandemic has negatively impacted the leisure and hospitality, retail and transportation segments of the Alaskan economy and the economy at large. Beginning in March 2020, unemployment claims increased significantly, primarily as a result of the COVID-19 pandemic. In August 2020, the state’s unemployment rate of 6.4% remained above historic levels. Anchorage’s unemployment rate was 6.6% in August, with job losses realized in almost all employment categories in 2020. Due to the volatility in reported employment levels, unemployment claims and the number of jobs during the pandemic, the calculated unemployment rates may be less precise than those reported in prior years. On balance, 2020 unemployment and job losses remain at historically high levels. The population of Alaska grew marginally in 2016, remained steady in 2017 and declined slightly in 2018 and 2019. Economic indicators have been impacted by the substantial decline in the price of crude oil in 2015 through 2017. Crude oil prices recovered somewhat in 2018 but declined marginally in 2019. During the first quarter of 2020, in part as a result of the COVID-19 pandemic, crude oil prices declined significantly. In the second and third quarters, crude oil prices recovered somewhat but remain below recent historical levels. State revenue relies on tax revenue from the production of crude oil and investment in resource development projects by exploration companies in Alaska. The state’s budget deficit has been reduced from $3.7 billion in 2015 to $0.4 billion in 2019 primarily through spending reductions and utilization of interest earned on the state’s permanent fund. The 2020 budget originally projected a $0.1 million surplus. Recent significant declines in oil prices and other impacts from the COVID-19 pandemic are expected to result in a deficit in 2020. The prospect of continued lower tax revenue continues to impact the overall economy and may affect our future financial performance.

Our objective is to continue generating sector leading revenue growth in the broadband market through investments in sales, service, marketing and product development while expanding our broadband network capabilities through higher efficiencies, automation, new technology and expanded service areas. We intend to continue our growth in the managed IT services market by providing these services to our broadband customers and leveraging our position as the premier Cloud Enabler for business in the state of Alaska. We also seek to continuously improve our customer service and utilize the Net Promoter Score (“NPS”) framework to track the feedback of our customers for virtually all customer interactions. We believe that higher NPS scores will allow us to increasingly provide a differentiated service experience for our customers, which will support our growth. We are focused on expanding our margins, and we utilize the LEAN framework to eliminate waste and simplify how we do business.

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
●

Offered kindergarten through grade 12, university students and teachers who do not have internet service, unlimited internet service at no charge through the end of the spring semester of the 2019-2020 school year.

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
●

In July, offered a one-time cash incentive to employees who volunteered to retire or otherwise terminate their employment, subject to management approval. This offer was made, in part, to mitigate the negative impact of the pandemic on our financial results. The total cost of this program was $0.2 million and is not included in incremental costs associated with COVID-19 described below.

As described in “Results of Operations” below, the COVID-19 pandemic did not have a direct material effect on the Company’s revenue in the first nine months of 2020 but did directly result in an estimated $1.3 million increase in costs during that period. Additional current and potential financial impacts include the following:

●

The estimated fair value of service or upgraded service provided to customers without charge was $1.6 million in the first nine months of 2020. These services were not recorded as revenue because no cash was expected to be collected from the customer. The Company’s incremental cost of providing this service was not significant.

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

US Federal Regulatory Matters

Interconnection with Local Telephone Companies and Access to Other Facilities

The Communications Act imposes a number of requirements on LECs. Generally, a LEC must: interconnect with other telecommunications carriers; not prohibit or unreasonably restrict the resale of its services; provide for telephone number portability so customers may keep the same telephone number if they switch service providers; provide access to their poles, ducts, conduits and rights-of-way on a reasonable, non-discriminatory basis; and, when a call originates on its network, compensate other telephone companies for terminating or transporting the call (see the “Interstate Access” discussion below).

All of our LEC subsidiaries are considered incumbent LECs (“ILECs”) and have additional obligations under the Communications Act, including obligations to unbundle certain elements of their networks for purchase by competitive LECs.

In general, in recent years, the FCC has granted forbearance providing incremental relief from some of the obligations the Communications Act imposes uniquely on ILECs.  Most recently, on October 28, 2020, the FCC released and Order relieving ILECs from most obligations in markets the FCC deems competitive to unbundle local loops (DS-3, DS-1, DS-0, and narrowband voice-grade), as well as Operations Support Systems and dark fiber transport, subject to transition periods ranging between two and eight years.  Previously, on August 2, 2019, the FCC granted forbearance from enforcement of its previous requirements that ILECs unbundle two-wire and four-wire analog voice-grade copper loops, as well as from the obligation for the ILEC to offer its telecommunications services to competitive entrants for resale at discounted wholesale. While the obligation to offer telecommunications services for resale remains in effect (as it does for all local exchange carriers, incumbent and competitive entrants alike), we will no longer be obligated to offer any particular wholesale discount on those services. Both grants of forbearance are subject to a two-part transition period. First, for a six-month period that began on August 2, 2019, we were required to continue to accept new orders for analog voice-grade copper loops and discounted wholesale services, in accordance with the previous rules. Second, we must continue to honor existing arrangements, including those put in place during that initial six-month period, for a three-year period that also began on August 2, 2019, to permit customers sufficient time to put alternative arrangements in place.

Rural Health Care (“RHC”) Universal Service Support Program

On March 27, 2020, the President signed into law the “Coronavirus Aid, Relief, and Economic Security Act,” which, among other things, appropriates $200 million for the FCC to help health care providers provide connected care services to patients at their homes or mobile locations in response to the COVID-19 pandemic. Over the ensuing three months, the FCC used these funds to create the “COVID-19 Telehealth Program,” and made over 500 awards, comprising the entire sum, to health care providers in the lower 48 contiguous states, the District of Columbia, and Guam, but none to health care providers in Alaska. At the same time, the FCC’s Report and Order also created the “Connected Care Pilot Program,” which will make an additional $100 million in universal service funding available over three years to study how the FCC can help support the trend towards connected care services, particularly for low-income Americans and veterans. The Connected Care Pilot Program will provide support for 85 percent of the cost of eligible services and network equipment, which include: (1) patient broadband internet access services, (2) health care provider broadband data connections, (3) other connected care information services, and (4) certain network equipment (e.g., equipment necessary to make a supported broadband service function such as routers).  The FCC has not yet begun accepting applications for Connected Care Pilot Program support.  While it is too soon to assess the impact, if any, of the Connected Care Pilot Program on our business, programs of this type that make the telehealth and telemedicine services more affordable could stimulate greater demand for those services in Alaska.

In December 2019, the FCC approved our RHC rural rates for Funding Year 2019, which started July 1, 2019. We began to receive funding commitment letters for the associated services for Funding Year 2019 in February 2020, and have now received successful funding commitments from USAC for all of our rural health care customers for Funding Year 2019. We filed a request in January 2020 for approval of our RHC rural rates for Funding Year 2020, which began July 1, 2020. On February 28, 2020, the FCC requested additional information which we provided on March 26, 2020. On April 17, 2020 the FCC followed up seeking additional information about our rates and actual demand for Funding Year 2020, to which we responded on August 25, 2020. We cannot predict when the FCC will act on our pending request for FCC approval of our Funding Year 2020 rural rates nor when USAC will issue funding commitments for RHC-supported services.

On August 1, 2019, the FCC adopted an order making comprehensive changes to the rules governing the competitive bidding process and the method for determining the urban and rural rates used to calculate the amount of RHC Telecommunications Program support payments for which a health care provider is eligible. The changes to the urban and rural rate rules take effect for Funding Year 2021, which will begin July 1, 2021, and rural healthcare providers were permitted to solicit bids for services to be supported in Funding Year 2021 beginning on July 1, 2020. Among other things, the FCC’s Order directed USAC to develop and publish a database by July 1, 2020, containing available rural rates and rate medians that will cap the amount of RHC support eligible healthcare providers may receive for a given service in a particular geographic zone, starting in Funding Year. The FCC’s Order divided Alaska into four geographic zones, and the rural rate in each zone will be capped at the median of the rural rates for similar services offered in that zone, as identified by USAC. USAC published that rate database on July 1, 2020, following receipt of a June 30, 2020 letter providing significant guidance and directives from the FCC’s Wireline Competition Bureau (the “Bureau”).  Among those directions, the Bureau directed USAC to provide an additional two months, until August 31, 2020, for interested parties to supplement the database with additional relevant rates.  USAC announced on October 1, 2020 that it had incorporated those additional rates into the database.

On October 21, 2019, an appeal challenging the new method of setting rates for supported services was filed in the United States Court of Appeals for the District of Columbia Circuit, adding further uncertainty to the ultimate outcome of this proceeding. Similarly, the Company and several other parties have filed Petitions for Reconsideration of the FCC’s August 2019 Report and Order, asking the FCC to reconsider some of its changes to the rural healthcare rate-setting process. Among other changes, we asked the FCC to give the Bureau instead of USAC responsibility for creating the database; to provide more detailed guidance directing the Bureau to differentiate among broadband services based on additional service level, security, reliability, and other factors when creating the rural rate database; to make the rate database applicable only in cases where the rural health care provider received fewer than two competitive bids; and to set the rural rate cap, where applicable, based on the average rate, not the median, in the database. Both the D.C. Circuit appeal and the Petitions for Reconsideration filed with the FCC remain pending.

We are in the process of evaluating the impact of USAC’s rural rate database on our ability to continue to serve our rural healthcare provider customers from Funding Year 2021 onward, and it is likely to have an adverse impact on our economic ability to continue to serve some of our rural healthcare customers.  We have requested that the full FCC review USAC’s effort and associated guidance from the Bureau concerning the database, delay the effectiveness of the new rural rates, and direct the Bureau to implement the changes we requested in our Petition for Reconsideration. As with the D.C. Circuit appeal and the Petitions for Reconsideration, that request remains pending.

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

USAC Audit of RHC Program Funding Requests

In addition to the prospective changes to the RHC program discussed above, the FCC and USAC have undertaken reviews of current and past funding requests. In June 2017, the Company received a letter from USAC’s auditors inquiring about past funding requests, all of which were previously approved by USAC. After clarifying the request, the Company responded to the auditors with the requested information through the remainder of 2017 and mid-way into 2018. Late in 2018, the auditors asked the Company to comment on some preliminary audit findings, and the Company responded with a letter dated December 21, 2018. After more than a year without communications from the auditors, on February 24, 2020, the Company received a draft audit report from USAC that is described more fully in Note 18 “Commitments and Contingencies” in the Notes to Consolidated Financial Statements. The draft audit report alleges violations of the FCC’s rules for establishing rural rates and urban rates, the provisioning and billing of ineligible services and products, and violations of the FCC’s competitive bidding rules. The Company was invited to comment on this draft audit report and, as of September 1, 2020, we have provided USAC with extensive comments in response.  Our comments seek correction of numerous factual and legal errors that we believe are contained in that report. In addition, the Company has had conversations with USAC’s auditors to discuss these perceived errors. As a result of these conversations and comments being submitted by the Company, USAC’s auditors may revise their findings, including the amounts they recommend USAC seek to recover. USAC’s auditors are expected to issue a final audit report incorporating the Company’s responses that will be sent to USAC’s Rural Health Care Division to review and determine if corrective action would be appropriate. In the event that the Company disagrees with USAC’s final audit report, the Company can appeal that decision to USAC’s Rural Health Care Division and/or the FCC. At this time, we cannot predict the contents or timing of the final USAC audit report, the outcome of the audit or the impact on our business, financial condition, results of operations or liquidity.

FCC Inquiry into Company’s RHC Program Participation

The Company also received a Letter of Inquiry on March 18, 2018, from the FCC Enforcement Bureau requesting historical information regarding the Company’s participation in the FCC’s Rural Health Care program. In response, the Company produced voluminous records throughout 2018 and into the first quarter of 2019. On November 5, 2019, the Company received another letter from the FCC Enforcement Bureau requesting additional information, to which it responded on December 6, 2019. The Company is currently responding to an additional letter from the Enforcement Bureau dated January 22, 2020. As of the date of this Form 10-Q, the FCC’s Enforcement Bureau has not asserted any claims or alleged any rule violations. The Company continues to work constructively with the FCC’s Enforcement Bureau to provide it the information it is seeking. At this time, we cannot predict the outcome of the FCC Enforcement Bureau’s inquiry or the impact it may have on our business, financial condition, results of operations or liquidity.

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

Satellite Services

On February 16, 2018, the FCC granted our application for a license to operate a network of C-band satellite earth stations to be used to serve our customers that cannot be reached by terrestrial middle mile facilities. Under that license, we are authorized to use C-band spectrum on Eutelsat’s satellite, E115WB, for a term of 15 years. We have steadily expanded this network to serve over 40 sites, primarily in rural and remote areas of the state. We expect this approach to provide us with greater predictability and stability in the availability and cost of long-haul transport connectivity to our customers that must be served by satellite.

On March 3, 2020, the FCC released a Report and Order clearing the lower portion of that band (3.7-4.0 GHz) of virtually all satellite services in the 48 contiguous United States and the District of Columbia. The Report and Order allows continued use of that spectrum for satellite services in other areas of the nation, including Alaska, essentially preserving the status quo. As a result, the FCC’s decision has little to no effect on our authority to continue to offer C-band satellite communications services to our Alaska customers.

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

On July 17, 2020, the FCC released a further Report and Order concerning the blocking of illegal and unwanted robocalls before they reach consumers. To encourage the blocking of scam robocalls and maliciously spoofed telemarketing campaigns under the TRACED Act, the FCC adopted two safe harbors from liability for the unintended or inadvertent blocking of wanted calls.  The first safe harbor protects phone companies that use reasonable analytics, including caller ID authentication information, to identify and block illegal or unwanted calls from liability. The second safe harbor protects providers that block call traffic from bad actor upstream voice service providers that pass illegal or unwanted calls along to other providers, when those upstream providers have been notified but fail to take action to stop these calls. The FCC has announced that these rules took effect on October 14, 2020.

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

Telecommunications Modernization Act

In late December 2019, the RCA opened R-19-002 to consider the Alaska Telephone Associations Petition to revise the RCA’s regulation as a result of SB 83 or the Telecommunications Modernization Act.   The comment and reply comment period ended February 3, 2020 and are under consideration by the RCA. The RCA continues to consider these regulations and the Company anticipates release of regulations for comment in the fourth quarter of 2020

Business Plan Core Principles

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

Business and Wholesale

Providing services to Business and Wholesale customers generates the majority of our revenues and is expected to continue being the primary driver of our growth in the near term. Our business customers include large enterprises in the oil and gas industry, health care, education, Alaska Native Corporations, financial industries, Federal, state and local governments, and small and medium business. We were the first Alaska-based carrier to be Carrier Ethernet 2.0 Certified and are currently the only Alaska-based carrier certified for multipoint-to-multipoint services. This certification means that we meet international standards for the quality of our broadband services. We also offer IP based voice including the largest SIP implementations in the State of Alaska and are the first Microsoft Express Route provider in the state. We believe our network differentiates us in the markets we serve, because we prefer not to compete on price; but on the quality, reliability, customer service and the overall value of our solutions. Accordingly, we have significant capacity to “sell into” the network we operate and do so at what we believe are attractive incremental gross margins.

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

Consumer

We also provide broadband and voice services to residential customers, including residential homes and multi-dwelling units. Given that our primary competitor has extensive quad play capabilities (video, voice, wireless and broadband) we target how and where we offer products and services to this customer group in order to maintain our returns. Our focus is to leverage the capabilities of our existing network and sell customers our highest available bandwidth. Our primary competitive advantage is that we offer reliable internet service without data caps, while our competitor, with certain exceptions, charges customers or throttles customers’ speeds for exceeding given levels of data usage. We experienced consistent growth in consumer broadband revenues in 2019. We have expanded product and service offerings to this customer group and have implemented fiber fed WiFi and certain fixed wireless technology solutions for providing broadband, all of which provided a basis for continued growth in this market in 2020.

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

Executive Summary

As described below, the COVID-19 pandemic negatively impacted year-over-year operating income by approximately $0.8 million and $1.6 million in the third quarter and first nine months of 2020, respectively. While the pandemic did not have a material effect on the Company’s revenue, free or upgraded service with a total value of approximately $1.6 million has been provided to certain customers in 2020.

Operating Revenues

Total revenue of $60.5 million increased $1.4 million, or 2.3%, in the third quarter of 2020 compared with the third quarter of 2019. Business and wholesale revenue increased $2.2 million reflecting a $1.8 million increase in total broadband revenue and a $1.2 million increase in equipment sales and installations. Rural health care revenue was $3.0 million and $3.4 million in the third quarters of 2020 and 2019, respectively. Consumer revenue of $9.2 million was up marginally year over year. As anticipated, regulatory access revenue declined $0.8 million due to the restructuring and contribution capping (and thereby reducing) of AUSF support. The COVID-19 pandemic did not have a material effect on revenue in the third quarter and first nine months of 2020.

Operating Income

Operating income was $5.8 million in the third quarters of 2020 and 2019. The growth in revenue was offset by higher operating expenses, including $0.5 million of incremental costs associated with the COVID-19 pandemic. These items are discussed in more detail below.

Operating Metrics

Business broadband average monthly revenue per user (“ARPU”) of $364.09 in the third quarter of 2020 increased from $344.88 in the third quarter of 2019. Business broadband connections of 14,669 at September 30, 2020 declined from connections of 15,033 at September 30, 2019. We count connections on a unitary basis regardless of the size of the bandwidth. For example, a customer that has a 10MB connection is counted as one connection as is a customer with a 1MB connection. While we present metrics related to Business connections, we note that we manage Business and Wholesale in terms of new Monthly Recurring Charges (“MRC”) sold. Achievement of sales performance in terms of MRC is the primary operating metric used by management to measure market performance. For competitive reasons, we do not disclose our sales or performance in MRC.

Consumer broadband connections of 32,012 at September 30, 2020 increased from 31,623 at September 30, 2019, and consumer broadband ARPU of $72.41 in the third quarter of 2020 increased from $69.86 in the third quarter of 2019.

The table below provides certain key operating metrics as of, or for, the periods indicated.

	September 30,
	2020	2019

Voice:
At quarter end:
Business access lines	66,253	68,600
Consumer access lines	21,229	23,530
Quarter:
ARPU - business	$27.98	$26.71
ARPU - consumer	$34.13	$34.03
Year-to-date:
ARPU - business	$27.73	$26.30
ARPU - consumer	$34.62	$34.44

Broadband:
At quarter end:
Business connections	14,669	15,033
Consumer connections	32,012	31,623
Quarter:
ARPU - business	$364.09	$344.88
ARPU - consumer	$72.41	$69.86
Year-to-date:
ARPU - business	$362.99	$340.88
ARPU - consumer	$70.94	$68.16

Liquidity

We generated cash from operating activities of $50.9 million in the first nine months of 2020 compared with $42.6 million in the first nine months of 2019. This improvement reflects higher earnings in 2020 and cash receipts associated with deferred revenue agreements. Cash provided by operating activities in the first nine months of 2020 reflects cash outflows of approximately $1.0 million for incremental cash expenditures associated with the COVID-19 pandemic.

In the first nine months of 2020 and 2019, we invested a total of $33.5 million and $32.0 million, respectively, in capital, including capitalized interest and net of the settlement of items accrued in previous periods. Success based capital spending was $21.3 million in 2020 compared with $20.6 million in 2019.

Net debt (defined as total debt excluding debt issuance costs, less cash and cash equivalents) at September 30, 2020 was $141.6 million compared with $153.8 million at December 31, 2019. The decrease reflects cash generated from operating activities, including receipts associated with deferred revenue agreements, partially offset by capital spending and principal payments the 2019 Senior Credit Facility and other obligations.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019

The following table summarizes our results of operations for the three-month periods ended September 30, 2020 and 2019. Revenue and the associated analysis are presented by customer and product category, combining revenue accounted for under ASC 606 and other guidance.

(in thousands)	2020	2019	Change	% Change
Revenue
Business and wholesale revenue
Business broadband	$16,053	$15,654	$399	2.5%
Business voice and other	7,331	7,200	131	1.8%
Managed IT services	1,377	1,789	(412)	-23.0%
Equipment sales and installations	2,102	942	1,160	123.1%
Wholesale broadband	12,693	11,284	1,409	12.5%
Wholesale voice and other	1,342	1,870	(528)	-28.2%
Total business and wholesale revenue	40,898	38,739	2,159	5.6%

Consumer revenue
Broadband	6,986	6,718	268	4.0%
Voice and other	2,305	2,567	(262)	-10.2%
Total consumer revenue	9,291	9,285	6	0.1%

Total business, wholesale and consumer revenue	50,189	48,024	2,165	4.5%
Growth in broadband revenue	6.2%

Regulatory revenue
Access	5,402	6,181	(779)	-12.6%
High cost support	4,923	4,923	-	0.0%
Total regulatory revenue	10,325	11,104	(779)	-7.0%

Total revenue	$60,514	$59,128	$1,386	2.3%

Operating expenses:
Cost of services and sales (excluding depreciation and amortization)	27,879	26,785	1,094	4.1%
Selling, general and administrative	16,544	16,832	(288)	-1.7%
Depreciation and amortization	10,234	9,546	688	7.2%
Loss on disposal of assets, net	23	198	(175)	-88.4%
Total operating expenses	54,680	53,361	1,319	2.5%

Operating income	5,834	5,767	67	1.2%

Other income and (expense):
Interest expense	(2,659)	(2,997)	338	-11.3%
Interest income	13	121	(108)	-89.3%
Other income, net	33	192	(159)	-82.8%
Total other income and (expense)	(2,613)	(2,684)	71	-2.6%

Income before income tax expense	3,221	3,083	138	4.5%

Income tax expense	(941)	(1,084)	143	-13.2%

Net income	2,280	1,999	281	14.1%
Less net loss attributable to noncontrolling interest	(22)	(23)	1	-4.3%
Net income attributable to Alaska Communications	$2,302	$2,022	$280	13.8%

Operating Revenue

The COVID-19 pandemic did not have a material effect on the Company’s revenue in the third quarter of 2020.

Business and Wholesale

Business and wholesale revenue of $40.9 million increased $2.2 million, or 5.6%, in the third quarter of 2020 from $38.7 million in the third quarter of 2019. Wholesale broadband revenue increased $1.4 million, and equipment sales and installations and business broadband increased $1.2 million and $0.4 million respectively. These increases were partially offset by a $0.4 million decline in managed IT services and a $0.4 million decline in voice and other. The increase in business broadband revenue was due primarily to an increase in ARPU to $364.09 in the third quarter of 2020 from $344.88 in the third quarter of 2019, partially offset by a decline in connections from 15,033 to 14,669. Rural health care revenue was $3.0 million and $3.4 million and represented 5.0% and 5.7% of consolidated revenue in 2020 and 2019, respectively. While connections and ARPU serve as data points to support the analysis of period-over-period changes in revenue, they are not critical indicators utilized by the Company to manage the Business and Wholesale customer group.

Business and wholesale revenue include the amortization of deferred revenue for the three-month periods ended September 30, 2020 and 2019 as follows.

	Three Months Ended
	September 30,
	2020	2019

GCI capacity revenue	$522	$522
Other deferred capacity revenue	1,288	619

Total deferred capacity revenue	1,810	1,141

Other deferred revenue	1,002	971

Total	$2,812	$2,112

Consumer

Consumer revenue was $9.3 million in the third quarter of 2020 and 2019. Broadband revenue increased $0.3 million year over year as ARPU increased to $72.41 from $69.86 and connections increased to 32,012 from 31,623. Voice and other revenue decreased $0.3 million due to 2,301 fewer connections, partially offset by an increase in ARPU to $34.13 from $34.03 in the prior year.

Regulatory

Regulatory revenue of $10.3 million decreased $0.8 million year over year due to lower access revenue resulting from reduced funding from the Alaska Universal Service Fund.

Operating Expenses

Cost of Services and Sales (excluding depreciation and amortization)

Cost of services and sales (excluding depreciation and amortization) of $27.9 million increased $1.1 million, or 4.1%, in the third quarter of 2020 from $26.8 million in the third quarter of 2019 due primarily to higher network support, labor costs and access charges. This increase also reflects approximately $0.2 million of costs associated with the COVID-19 pandemic, consisting primarily of incremental costs incurred from customer utilization of long-distance services. These increases were partially offset by lower circuit installation costs and other expenses.

Selling, General and Administrative

Selling, general and administrative expenses of $16.5 million decreased $0.3 million, or 1.7%, in the third quarter of 2020 from $16.8 million in the third quarter of 2019 due primarily to a decrease in the provision for doubtful accounts receivable. These decreases were partially offset by $0.3 million of incremental costs associated with the COVID-19 pandemic, consisting primarily of the write-off of prepaid services to a vendor that ceased operations.

Depreciation and Amortization

Depreciation and amortization expense of $10.2 million increased $0.7 million, or 7.2%, in the third quarter of 2020 from $9.5 million in the third quarter of 2019. This increase was due primarily to the completion of various capital projects.

Other Income and Expense

Interest expense of $2.7 million in the third quarter of 2020 declined from $3.0 million in the third quarter of 2019 due to a lower average interest rate and reduced borrowing levels.

Income Taxes

Income tax expense and the effective tax rate in the third quarter of 2020 were $0.9 million and 29.2%, respectively. Income tax expense and the effective tax rate in the third quarter of 2019 were $1.1 million and 35.2%, respectively, and include the impact of permanent book to tax differences of $0.2 million and 6.5%, respectively.

Net Loss Attributable to Noncontrolling Interest

The net loss attributable to the noncontrolling interest of the AQ-JV was $22 thousand and $23 thousand in the third quarter of 2020 and 2019, respectively.

Net Income Attributable to Alaska Communications

Net income attributable to Alaska Communications of $2.3 million in the third quarter of 2020 compares with $2.0 million in the same period of 2019. The year over year results reflect the revenue and expense items discussed above.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

The following table summarizes our results of operations for the nine-month periods ended September 30, 2020 and 2019. Revenue and the associated analysis are presented by customer and product category, combining revenue accounted for under ASC 606 and other guidance.

(in thousands)	2020	2019	Change	% Change
Revenue
Business and wholesale revenue
Business broadband	$47,950	$46,358	$1,592	3.4%
Business voice and other	21,747	21,442	305	1.4%
Managed IT services	3,904	4,965	(1,061)	-21.4%
Equipment sales and installations	4,708	2,830	1,878	66.4%
Wholesale broadband	37,422	31,989	5,433	17.0%
Wholesale voice and other	3,974	4,688	(714)	-15.2%
Total business and wholesale revenue	119,705	112,272	7,433	6.6%

Consumer revenue
Broadband	20,474	19,880	594	3.0%
Voice and other	7,134	7,947	(813)	-10.2%
Total consumer revenue	27,608	27,827	(219)	-0.8%

Total business, wholesale and consumer revenue	147,313	140,099	7,214	5.1%
Growth in broadband revenue	7.8%

Regulatory revenue
Access	16,153	18,563	(2,410)	-13.0%
High cost support	14,770	14,770	-	0.0%
Total regulatory revenue	30,923	33,333	(2,410)	-7.2%

Total operating revenues	$178,236	$173,432	$4,804	2.8%

Operating expenses:
Cost of services and sales (excluding depreciation and amortization)	82,127	78,768	3,359	4.3%
Selling, general and administrative	48,163	52,206	(4,043)	-7.7%
Depreciation and amortization	30,107	27,425	2,682	9.8%
Loss on disposal of assets, net	123	101	22	21.8%
Total operating expenses	160,520	158,500	2,020	1.3%

Operating income	17,716	14,932	2,784	18.6%

Other income and (expense):
Interest expense	(8,357)	(9,149)	792	-8.7%
Loss on extinguishment of debt	-	(2,830)	2,830	NM
Interest income	156	291	(135)	-46.4%
Other income, net	447	192	255	NM
Total other income and (expense)	(7,754)	(11,496)	3,742	-32.6%

Income before income tax expense	9,962	3,436	6,526	NM

Income tax expense	(2,897)	(1,228)	(1,669)	135.9%

Net income	7,065	2,208	4,857	NM
Less net loss attributable to noncontrolling interest	(64)	(76)	12	-15.8%
Net income attributable to Alaska Communications	$7,129	$2,284	$4,845	NM

Operating Revenue

The COVID-19 pandemic did not have a material effect on the Company’s revenue in the nine-month period of 2020.

Business and Wholesale

Business and wholesale revenue of $119.7 million increased $7.4 million, or 6.6%, in the nine-month period of 2020 from $112.3 million in the nine-month period of 2019. Wholesale broadband revenue increased $5.4 million, business broadband revenue increased $1.6 million and equipment sales and installations increased $1.9 million. These increases were partially offset by a $1.1 million decline in managed IT services and $0.4 million decline in voice and other. The increase in business broadband revenue was due primarily to an increase in ARPU to $362.99 in 2020 from $340.88 in 2019, partially offset by a decline in connections from 15,033 to 14,669 and lower rural health care revenue. Business broadband revenue in the first nine months of 2020 also includes $0.4 million resulting from the resolution of a funding issue with one of the Company’s rural health care customers. Rural health care revenue of $9.8 million in the nine-month period of 2020 decreased from $10.9 million in 2019 and represented 5.5% and 6.3% of consolidated revenue in 2020 and 2019, respectively.

Business and wholesale revenue include the amortization of deferred revenue for the nine-month periods ended September 30, 2020 and 2019 as follows.

	Nine Months Ended
	September 30,
	2020	2019
GCI capacity revenue	$1,554	$1,549
Other deferred capacity revenue	3,327	1,851

Total deferred capacity revenue	4,881	3,400

Other deferred revenue	2,992	2,791

Total	$7,873	$6,191

Consumer

Consumer revenue of $27.6 million in the nine-month period of 2020 compares with $27.8 million in the nine-month period of 2019. Broadband revenue increased $0.6 million due to an increase in connections to 32,012 from 31,623 and an increase in ARPU to $70.94 from $68.16. Voice and other revenue decreased $0.8 million due primarily to 2,301 fewer connections, partially offset by an increase in ARPU to $34.62 from $34.44.

Regulatory

Regulatory revenue of $30.9 million decreased $2.4 million year over year due to lower access revenue resulting from reduced funding from the Alaska Universal Service Fund.

Operating Expenses

Cost of Services and Sales (excluding depreciation and amortization)

Cost of services and sales (excluding depreciation and amortization) of $82.1 million increased $3.3 million, or 4.3%, in the nine-month period of 2020 from $78.8 million in the nine-month period of 2019 due primarily to higher circuit installation and labor costs. This increase also reflects approximately $0.7 million of costs associated with the COVID-19 pandemic, consisting primarily of incremental costs incurred due to delays in the activation of satellite service and disconnection of higher-cost third-party circuits as a result of travel restrictions, and incremental costs incurred from customer utilization of long-distance services. These increases were partially offset by lower utility costs and other expenses.

Selling, General and Administrative

Selling, general and administrative expenses of $48.2 million decreased $4.0 million, or 7.7%, in the nine-month period of 2020 from $52.2 million in the nine-month period of 2019 due primarily to lower labor costs and a decrease in the provision for doubtful accounts receivable. These decreases were partially offset by $0.6 million of incremental costs associated with the COVID-19 pandemic including the write-off of prepaid services to a vendor that ceased operations, an increase in the provision for doubtful accounts receivable and installation costs for free services. Labor costs in 2019 included $1.6 million of termination benefit expense for the Company’s former CEO.

Depreciation and Amortization

Depreciation and amortization expense of $30.1 million increased $2.7 million, or 9.8%, in the nine-month period of 2020 from $27.4 million in the nine-month period of 2019. This increase was due primarily to the completion of various capital projects.

Other Income and Expense

Interest expense of $8.4 million in the nine-month period of 2020 declined from $9.1 million in the nine-month period of 2019 due to a lower average interest rate and reduced borrowing levels. The loss on extinguishment of debt of $2.8 million in the nine-month period of 2019 was associated with the settlement of the 2017 Senior Credit Facility in the first quarter.

Income Taxes

Income tax expense and the effective tax rate in the nine-month period of 2020 were $2.9 million and 29.1%, respectively. Income tax expense and the effective tax rate in the nine-month period of 2019 were $1.2 million and 35.7%, respectively, and includes the impact of permanent book to tax differences of $0.2 million and 6.7%, respectively.

Net Loss Attributable to Noncontrolling Interest

The net loss attributable to the noncontrolling interest of the AQ-JV was $64 thousand and $76 thousand in the nine-month periods of 2020 and 2019, respectively.

Net Income Attributable to Alaska Communications

Net income attributable to Alaska Communications of $7.1 million in the nine-month period of 2020 compares with $2.3 million in the same period of 2019. The year over year results reflect the revenue and expense items discussed above.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

We satisfied our cash requirements for operations and capital expenditures in the first nine months of 2020 through internally generated funds and cash on hand. At September 30, 2020, we had $32.2 million of cash and cash equivalents, $1.6 million of restricted cash and $20.0 million available under our revolving credit facility.

Our major sources and uses of funds in the nine months ended September 30, 2020 and 2019 were as follows.

	Nine Months Ended
	September 30,
(in thousands)	2020	2019
Net cash provided by operating activities	$50,886	$42,620
Capital expenditures	$(32,940)	$(31,556)
Repayments of long-term debt	$(6,641)	$(172,903)
Proceeds from the issuance of long-term debt	$-	$180,000
Debt issuance costs and discounts	$-	$(2,683)
Cash paid for debt extinguishment	$-	$(1,252)
Payment of cash dividend on common stock	$(4,836)	$-
Purchases of treasury stock	$-	$(1,812)
Interest paid (1)	$(8,432)	$(9,236)

(1) Included in net cash provided by operating activities

Cash Flows from Operating Activities

Cash provided by operating activities of $50.9 million in the first nine months of 2020 reflects net income excluding non-cash items (defined as cash provided by operating activities excluding changes in operating assets and liabilities) of $38.5 million and receipts associated with deferred revenue arrangements of $21.3 million, partially offset by upfront payments of $8.3 million associated with the lease of dark fiber to be utilized in the provision of services under the deferred revenue arrangements. Cash provided by operating activities in the first nine months of 2020 reflects cash outflows of approximately $1.0 million for incremental cash expenditures associated with the COVID-19 pandemic.

Cash provided by operating activities of $42.6 million in the first nine months of 2019 reflects net income excluding non-cash items (defined as cash provided by operating activities excluding changes in operating assets and liabilities) of $34.4 million, a $5.8 million decrease in accounts receivable primarily associated with rural health care customers and $8.9 million of cash receipts associated with deferred revenue arrangements, partially offset by a $2.4 million increase in materials and supplies due to timing of construction projects.

Cash Flows from Investing Activities

Cash used by investing activities of $33.5 million in the first nine months of 2020 consisted of expenditures on capital. Of $32.9 million incurred in 2020, $21.3 million was success based.

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

Cash Flows from Financing Activities

Cash used by financing activities of $11.8 million in the first nine months of 2020 consisted primarily of principal payments on the 2019 Senior Credit Facility totaling $6.6 million, including a prepayment of $2.1 million required due to the generation of excess cash flow in 2019, and the payment of a one-time cash dividend on common stock of $4.8 million.

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

As described above in the discussion of cash flows, the COVID-19 pandemic resulted in an approximately $1.0 million reduction in cash provided by operating activities through September 30, 2020. However, it has not impacted the Company’s access to capital and financial resources, debt service and compliance with its debt covenants and overall liquidity through September 30, 2020. Management does not currently expect that it will have a material impact during the next twelve months. The Company has identified and implemented actions to proactively mitigate actual and potential impacts. This is a rapidly evolving situation and we cannot predict the extent or duration of the pandemic, its effects on the global, national or local economy and its longer-term effects on the demand for our products and services, operations, financial condition, results of operations or cash flows, which could be material. We will continue to closely monitor the situation and make the appropriate adjustments to our operations as required and appropriate.

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

As of September 30, 2020, total long-term obligations outstanding, including current portion, were $173.8 million, consisting of $171.1 million in term loans under our 2019 Senior Credit Facility and $2.7 million in capital lease and other obligations. As of September 30, 2020, we had $32.2 million in cash and access to the full amount of the $20.0 million revolving credit facility under our 2019 Senior Credit Facility. Certain deferred revenue lease arrangements for which cash was received in advance require future investments in capital to support the service to be provided.

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

The actual net total leverage ratio was 2.44 at September 30, 2020.

Fixed Charge Coverage Ratio: The ratio of our (a) Consolidated EBITDA for the applicable period (as defined below) to (b) (i) the sum of, for the same period, consolidated interest expense, capital expenditures (with certain exceptions), long term indebtedness (with certain exceptions) required to be paid, capital lease obligations required to be paid, restricted payments, cash payments for income taxes, (ii) minus, for the same period, specified capital expenditures. The remaining applicable periods for purposes of calculating this ratio are the four consecutive fiscal quarters ending March 31, 2020 and thereafter. The minimum fixed charge coverage ratio is 1.10 to 1.00. The actual fixed charge coverage ratio was 1.49 at September 30, 2020.

Consolidated EBITDA, as defined in the 2019 Senior Credit Facility, is not a GAAP measure and is defined as consolidated net income attributable to Alaska Communications, plus (to the extent deducted in calculating net income) the sum of:

●	cash and non-cash interest expense;
●	depreciation and amortization expense;
●	income taxes;
●	other non-cash charges and expenses, including equity-based compensation expense;
●	the write down or write off of any assets, other than accounts receivable;
●	subject to limitation, fees, premiums, penalty payments and out-of-pocket transaction costs incurred in connection with the 2019 refinancing transactions;
●	non-cash cost of goods sold associated with certain projects;
●	subject to limitation, unusual, non-recurring losses, charges and expenses;
●	one-time costs associated with permitted acquisitions;
●	cost savings from synergies in connection with permitted acquisitions or dispositions;
●	certain costs required to be expensed in connection permitted acquisitions; and
●	investment losses of unconsolidated entities.

minus (to the extent included in calculating net income attributable to Alaska Communications) the sum of:

●	unusual, non-recurring gains on permitted sales or dispositions of assets and casualty events;
●	cash and non-cash interest income;
●	other unusual nonrecurring items;
●	the write up of any asset;
●	patronage refunds or similar distributions from any lender;
●	deferred revenue associated with certain projects; and
●	investment income of unconsolidated entities.

The Initial Term A Facility, Revolving Facility, Delayed-Draw Facility and Incremental Term A Loans bear interest at LIBOR plus 4.5% per annum.

The weighted interest rate on the 2019 Senior Credit Facility was 5.81% at September 30, 2020.

Under the terms of the 2019 Senior Credit Facility, the Company is required to hedge interest payments on a minimum of $90.0 million, or 50%, of the outstanding principal. On June 28, 2019, the Company entered into interest rate swaps in the initial total notional amount of $135.0 million, effectively fixing the interest payments on 75% of the outstanding principle.

On March 9, 2020, the Company’s Board of Directors declared a one-time cash dividend of $0.09 per share of common stock which was paid on June 18, 2020 to shareholders of record as of the close of business on April 20, 2020. Payments totaling $4.8 million were made through the third quarter of 2020.

As of June 30, 2020, USAC had issued funding commitment letters for all of the Company’s rural health care customer applications for Funding Year 2018 (July 1, 2018 through June 30, 2019). For Funding Year 2019 (July 1, 2019 through June 30, 2020), the FCC had approved the Company’s cost-based rural rates and USAC had issued funding commitment letters. We recorded revenue from the rural health care program of $9.8 million and $10.9 million in the first nine months of 2020 and 2019, respectively. Our accounts receivable balance for rural health care customers, net of amounts reserved, was $5.4 million at September 30, 2020 and $6.8 million at December 31, 2019.

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

LEGAL

We are involved in various claims, legal actions, personnel matters and regulatory proceedings arising in the ordinary course of business and as of September 30, 2020, we have recorded litigation accruals of $1.2 million against certain of those claims and legal actions. Estimates involved in developing these litigation accruals could change as these claims, legal actions and regulatory proceedings progress. See also Part II, Item 1. Legal Proceedings.

HUMAN CAPITAL

Everything we do is only possible through our people. Our employees enable any and all initiatives to serve our customers and earn their business. We focus on and make investments in employee engagement to maximize the realization of an exceptional customer experience and maximize the effectiveness of our investments.

We depend on the availability of personnel with the requisite level of technical expertise in the telecommunications industry. Our ability to develop and maintain our networks and execute our business plan is dependent on the availability of technical engineering, IT, service delivery and monitoring, product development, sales, management, finance and other key personnel. Because our operations and customers are primarily based in Alaska, the recruiting and retention of employees can be challenging.

In response to the COVID-19 pandemic, the Company has established remote working arrangements, including work-from-home, for most of our administrative employees. Management has also implemented processes for frequent virtual interaction between individual employees and employee groups.

Our Collective Bargaining Agreement (“CBA”) with the IBEW, which is effective through December 31, 2023, governs the terms and conditions of employment for all IBEW represented employees working for us in the state of Alaska. The CBA has significant economic impacts on the Company as it relates to wage and benefit costs and work rules. We believe our labor costs are higher than our competitors who employ a non-unionized workforce. Work rules under the CBA limit our ability to efficiently manage our workforce and make the incremental cost of work performed outside normal work hours high.

As of September 30, 2020, we employed 565 regular full-time employees, 7 regular part-time employees and 2 temporary employees, compared with 569, 8 and 4, respectively at December 31, 2019. Approximately 54% of our employees are represented by the IBEW.

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

Changes in Internal Control Over Financial Reporting

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated any changes in our internal control over financial reporting that occurred during the third quarter of 2020 and have concluded that there were no changes to our internal control over financial reporting that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.     OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

We are involved in various claims, legal actions, personnel matters and regulatory proceedings arising in the ordinary course of business. As of September 30, 2020, we have recorded litigation accruals of $1.2 million against certain current claims and legal actions. Other than as described above and as disclosed previously in Item 3. Legal Proceedings in our Annual Report on Form 10-K for the year ended December 31, 2019, we believe that the disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

ITEM 1A.     RISK FACTORS

Other than as described below, there have been no material changes to the Company's risk factors as previously disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2019.

Risks Relating to the Merger Agreement with Macquarie Capital and GCM Grosvenor

There are material uncertainties and risks associated with the Merger Agreement.

On November 3, 2020, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Juneau Parent Co, Inc. (“Parent”), and Juneau Merger Co, Inc., a wholly-owned subsidiary of Parent (“Merger Sub”), pursuant to which Merger Sub will be merged with and into the Company (the “Merger”) and the Company will continue as the surviving corporation and become a wholly-owned subsidiary of Parent. Below are material uncertainties and risks associated with the Merger Agreement and proposed Merger. If any of the risks develop into actual events, then the Company’s business, financial condition, results and ongoing operations, share price or prospects could be adversely affected.

●

The announcement or pendency of the Merger may impede the Company’s ability to retain and hire key personnel and its ability to maintain relationships with its customers, suppliers and others with whom it does business or its operating results and business generally;

●	The attention of the Company’s employees and management may be diverted due to activities related to the Merger, which may affect the Company’s business operations;
●

Matters relating to the transaction may require substantial commitments of time and resources by the Company’s management, which could harm the Company’s relationships with its employees, customers, suppliers or other business partners, and may result in a loss of or a substantial decrease in purchases by its customers;

●

The Merger Agreement restricts the Company from engaging in certain actions without the approval of Parent and/or Merger Sub, which could prevent the Company from pursuing certain business opportunities outside the ordinary course of business that arise prior to the closing of the Merger;

●	The Merger Agreement contains provisions that could discourage a potential competing acquirer of the Company;
●

The Company’s directors and executive officers have financial interests in the Merger that may be different from, or in addition to, the interest of the Company’s shareholders generally, which could have influenced their decisions to support or approve the Merger;

●	Potential shareholder litigation in connection with the transactions contemplated by the Merger Agreement may result in significant costs of defense, indemnification and liability; and
●	The Merger may materially limit the Company’s ability to utilize existing deferred tax assets related to federal and state net operating losses.

The proposed Merger may not be completed in a timely manner or at all.

Consummation of the Merger is subject to certain closing conditions, including, without limitation, (i) approval of the Merger by the Company’s stockholders, (ii) absence of certain legal impediments, (iii) expiration or termination of the required waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended; (iv) CFIUS Approval (as defined in the Merger Agreement) having been obtained; (v) Defense Counterintelligence and Security Agency having approved a permanent or interim foreign ownership, control and influence mitigation agreement or measures for certain activities of the Company and/or its subsidiaries; and (vi) consents from the Federal Communications Commissions and certain public utilities commissions and other localities having been obtained.

On April 4, 2020, the President of United States issued an executive order establishing the Interagency Committee on Foreign Investment in the United States (the “Committee”), which formalized the ad-hoc foreign investment review process applicable to FCC licenses and transactions. The executive order empowers the Committee to review FCC license and transfer applications involving foreign participation to determine whether grant of the requested license or transfer approval may pose a risk to the national security or law enforcement interests of the United States, and to review existing licenses to identify any additional or new risks to national security or law enforcement interests that did not exist when a license was first granted. Following an investigation, the Committee may recommend that the FCC revoke or modify existing licenses, or deny or condition approval of new licenses and license transfers. It is likely that the Merger will be reviewed by the Committee. At this time, it is not possible for the Company to predict the outcome of a review of the Merger by this Committee and whether the Committee may condition approval of the Merger to any specific mitigation arrangement or other conditions. Any such arrangements may result in additional compliance obligation that may affect the Company’s expenses and business operations in the future.

In addition, the Merger Agreement may require the Company and Parent to comply with conditions imposed by regulatory entities, and neither the Company nor Parent is required to take certain actions as described in the Merger Agreement in connection with satisfying such conditions. There can be no assurance that regulators will not impose conditions, terms, obligation or restrictions and that such conditions, terms, obligations or restrictions will not result in the delay or abandonment of the Merger. There can be no assurance that all the required approvals and clearances will be obtained or will be obtained on a timely basis. In addition, certain other factors such as the change in administrative policy as a result of a new federal administration and the COVID-19 pandemic may also result in delays to the receipt of certain regulatory approvals required to consummate the Merger.

The obligation of each of the Company and Parent to consummate the Merger is also conditioned on, subject to certain materiality and other qualifiers, the accuracy of the representations and warranties of the other party and the performance or compliance in all material respects by the other party of all its covenants and obligations under the Merger Agreement. Competing offers or acquisition proposals for the Company may be made, resulting in delay of the Merger or termination of the Merger Agreement. While the Merger Agreement is not subject to any financing condition, if Parent or Merger Sub fails to obtain financing, the Merger may not be consummated. Each of the Company and Parent has the right to terminate the Merger Agreement under certain circumstances, as described in the Merger Agreement.

Failure to compete the Merger could negatively impact the Company’s business, financial results and stock price.

If the Merger is delayed or not completed, the Company’s ongoing businesses may be adversely affected and will be subject to several risks and consequences, including the following:

●	decline in share price to the extent that the current price of the Company’s common shares reflects an assumption that the Merger will be completed;
●	negative publicity and a negative impression of the Company in the investment community;
●	loss of business opportunities and the ability to effectively respond to competitive pressures; and
●	the Company may be required, under certain circumstances, to pay Parent a termination fee and additional expenses.

The Company has incurred, and will incur, substantial direct and indirect costs as a result of the Merger.

The Company has incurred, and will continue to incur, significant costs, expenses and fees for professional advisors and other transaction costs in connection with the Merger, and some of these fees and costs are payable by the Company regardless of whether the Merger is consummated. Such costs incurred in the third quarter of 2020 were not material.

While the Merger Agreement is in effect, we are subject to restrictions on our business activities.

While the Merger Agreement is in effect, we are subject to restrictions on our business activities, generally requiring us to conduct our business in the ordinary course, consistent with past practice, and subjecting us to a variety of specified limitations absent Parent’s prior consent. These limitations include, among other things, restrictions on our ability to acquire other businesses and assets, dispose of our assets, make investments, enter into certain contracts, repurchase or issue securities, pay dividends, make certain capital expenditures, take certain actions relating to intellectual property, amend our organizational documents and incur indebtedness. These restrictions could prevent us from pursuing strategic business opportunities, taking actions with respect to our business that we may consider advantageous and responding effectively and/or timely to competitive pressures and industry developments, and may as a result materially and adversely affect our business, results of operations and financial condition.

Other Risk Factors

A failure of back-office IT systems could adversely affect the Company’s results of operations and financial condition.

The efficient operation of the Company’s business depends on back-office IT systems. The Company relies on back-office IT systems, including certain systems provided by third party vendors, to effectively manage customer billing, business data, communications, supply chain, order entry and fulfillment and other business processes. In October 2020, the Company completed a three-year project for the development and installation of certain critical new systems associated with sales and opportunities, customer service delivery, operational support, customer billing and collection, analytics, and other applications. Some of the previously utilized systems were no longer supported under maintenance agreements from the underlying vendor. As of the date of this Quarterly Report on Form 10-Q, the associated processes and operations were transferred to the new systems. Deficiencies in the design or implementation of the systems, including the timely resolution of any operational issues, could disrupt the Company’s business and result in a failure to collect accounts receivable, transaction errors, processing inefficiencies, and the loss of sales and customers, causing the Company’s reputation and results of operations to suffer. In addition, IT systems may be vulnerable to damage or interruption from circumstances beyond the Company’s control, including fire, natural disasters, systems failures, security breaches and viruses. Any such damage or interruption could have a material adverse effect on our business, financial position, results of operations and financial condition.

We may be unable to negotiate reasonable rates for interconnection with other voice providers in certain rural markets.

As our wholesale voice providers review their legacy service offerings, reduce their service availability, and increase their pricing, we may be unable to find replacement services and providers at reasonable costs.

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

Because of its inherent limitations, and irrespective of the existence of material weaknesses, our internal control over financial reporting may not prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that such controls may become inadequate because of changes in conditions, or the degree of compliance with policies and procedures may deteriorate. The effects of the COVID-19 pandemic may also impact our financial reporting systems and internal control over financial reporting. In addition, deficiencies in the modification of existing internal controls or the implementation of new internal controls required as a result of the implementation of new IT systems as described above could impact our financial reporting systems and internal control over financial reporting. Any of these circumstances could cause our financial reporting to be unreliable.

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

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.      MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.      OTHER INFORMATION

None.

ITEM 6. EXHIBITS Exhibit Number	Exhibit Description	Location

2.1	Agreement and Plan of Merger, by and among the Company, Parent and Merger Sub	Exhibit 2.1 to Form 8-K (filed November 3, 2020)

3.1	Amended & Restated By-Laws of the Company	Exhibit 3.1 to Form 8-K (filed November 3, 2020)

4.1	Description of Alaska Communications Systems Group, Inc.’s Securities	Exhibit 4.1 to Form 10-Q (filed August 10, 2020)

10.1	Alaska Communications Systems Group, Inc. 2020 Non-Employee Director Compensation and Reimbursement Policy	Exhibit 10.1 to Form 10-Q (filed August 10, 2020)

10.2	Alaska Communications Systems Group, Inc. Amended and Restated 2012 Employee Stock Purchase Plan	Exhibit 10.2 to Form 10-Q (filed August 10, 2020)

31.1	Certification of William Bishop, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Laurie Butcher, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of William Bishop, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2	Certification of Laurie Butcher, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101)	Filed herewith

*	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Date: November 9, 2020	/s/ William Bishop
William Bishop President and Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2020	/s/ Laurie Butcher
Laurie Butcher Chief Financial Officer (Principal Financial Officer)