Form 10-K
period 2020-12-31
ALASKA COMMUNICATIONS SYSTEMS GROUP INC
filed 2021-03-16
CIK 1089511

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the shares of all classes of voting stock of the registrant held by non-affiliates of the registrant on June 30, 2020 was approximately $147 million computed upon the basis of the closing sales price of the Common Stock on that date. For purposes of this computation, shares held by directors (and shares held by any entities in which they serve as officers) and named executive officers of the registrant have been excluded. Such exclusion is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.

As of March 1, 2021, there were outstanding 54,102,956 shares of Common Stock, $.01 par value, of the registrant.

Documents Incorporated by Reference

Information required by Part III (Items 10, 11, 12, 13 and 14) is incorporated by reference to portions of the registrant’s definitive proxy statement for its 2021 Annual Meeting of Stockholders, or an amendment to this Form 10-K, which will be filed with the Securities and Exchange Commission within 120 days of December 31, 2020.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2020

Cautionary Statement Regarding Forward Looking Statements and Analysts’ Reports

This Form 10-K and future filings by Alaska Communications Systems Group, Inc. and its consolidated subsidiaries (“we”, “our”, “us”, the “Company” and “Alaska Communications”) on Forms 10-K, 10-Q and 8-K and the documents incorporated therein by reference include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend forward-looking statements to be covered by the safe harbor provisions for forward-looking statements. All statements other than statements of historical fact are "forward-looking statements" for purposes of federal and state securities laws, including statements about anticipated future operating and financial performance, financial position and liquidity, growth opportunities and growth rates, pricing plans, acquisition and divestiture opportunities, business prospects, strategic alternatives, business strategies, regulatory and competitive outlook, investment and expenditure plans, financing needs and availability and other similar forecasts and statements of expectation and statements of assumptions underlying any of the foregoing. Words such as “anticipates”, “believes”, “could”, “estimates”, “expects”, “intends”, “may”, “plans”, “projects”, “seeks”, “should” and variations of these words and similar expressions are intended to identify these forward-looking statements. Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. Forward-looking statements by us are based on estimates, projections, beliefs and assumptions of management and are not guarantees of future performance. Forward-looking statements may be contained in this Form 10-K under “Item 1A, Risk Factors” and “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere. Actual future performance, outcomes, and results may differ materially from those expressed in forward-looking statements made by us as a result of a number of important factors. Examples of these factors include (without limitation):

•	Our ability to successfully consummate the Merger Agreement with ATN International, Inc. and Freedom 3 Capital, LLC, and the potential disruption the merger could cause to our operations
•	our ability to obtain and appropriately allocate resources to support our growth objectives
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

PART I

Item 1. Business

Overview

We are a fiber broadband and managed IT services provider, offering technology and service enabled customer solutions to business and wholesale customers in and out of Alaska. We also provide telecommunication services to consumers in the most populated communities throughout the state. Our facilities-based communications network extends through the economically significant portions of Alaska and connects to the contiguous states via our two diverse undersea fiber optic cable systems. Our network is among the most expansive in Alaska and forms the foundation of service to our customers. We operate in a largely two-player terrestrial wireline market and we estimate our market share to be less than 25% statewide. A third-party market study conducted in the fourth quarter of 2018 indicates that we have market share of close to 40% for “near net” opportunities, that is, within one mile of our fiber network.

Merger

On December 31, 2020, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Project 8 Buyer, LLC (“Parent”) and Project 8 Merger Sub (“Merger Sub”), two newly- formed entities owned by ATN International, Inc. and Freedom 3 Capital, LLC. On December 31, 2020, the Company terminated the previously announced merger agreement under which the Company would be acquired by Macquarie Capital (USA) and GCM Grosvenor through its Labor Impact Fund.

On the terms, and subject to the conditions, of the Merger Agreement, Merger Sub will merge with and into the Company (the “Merger”), with the Company continuing as the surviving corporation and a wholly-owned subsidiary of Parent. As a result of the Merger, each share of the Company’s common stock issued and outstanding immediately prior to the effective time of the Merger (the “Effective Time”) (other than shares held by (i) the Company, Parent or Merger Sub and (ii) stockholders of the Company who have validly exercised and perfected their appraisal rights under Delaware law) will be converted at the Effective Time into the right to receive $3.40 in cash, without interest, subject to any applicable withholding taxes (the “Merger Consideration”).

Consummation of the Merger is subject to certain closing conditions, including, without limitation, (i) approval of the Merger by the Company’s stockholders, (ii) absence of certain legal impediments, (iii) the expiration or termination of the required waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”); and (iv) receipt of regulatory approvals from the Federal Communications Commissions (the “FCC”) (and, if required as a precondition for FCC approval, the Committee for the Assessment of Foreign Participation in the U.S. Telecommunications Services Sector (“Team Telecom Committee”)) and from the Regulatory Commission of Alaska (the “RCA”). The waiting period under the HSR Act expired on February 16, 2021 at 11:59 p.m. Eastern Time.  Filings with each of the FCC and the RCA were made on January 20, 2021. The RCA gave public notice of the application and requested any public comments by February 12, 2021. On February 8, 2021, the RCA issued an order stating that it had determined that Parent’s application to acquire the Company was complete as filed on January 20, 2021. The order states that the RCA will issue a final order no later than July 19, 2021. The Company’s stockholders approved the Merger at a special meeting of stockholders held on March 12, 2021.

Certain terms of the Merger Agreement are summarized below. This summary does not purport to be complete and is subject to, and qualified in its entirety by reference to, the full text of the Merger Agreement filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated December 31, 2020 and filed with the SEC on January 4, 2021, which is incorporated in its entirety herein by reference to this Annual Report on Form 10-K.

Restricted Stock Units and Performance Share Units

Immediately prior to the Effective Time, each restricted stock unit award issued under the stock plan of the Company that is subject solely to time-based vesting (a “Company RSU Award”) and that is outstanding immediately prior to the Effective Time, whether or not vested, will be cancelled as of the Effective Time in exchange for an amount in cash equal to the product obtained by multiplying (i) the aggregate number of shares of Company Common Stock subject to such Company RSU Award by (ii) the Merger Consideration. Amounts payable with respect to the Company RSU Awards will be paid not later than the next regularly scheduled payroll date that is at least two business days following the closing of the Merger Agreement.

Immediately prior to the Effective Time, each restricted stock unit award issued under the stock plan of the Company that is subject solely to performance-based vesting (the “Company PSU Awards”) and that is outstanding immediately prior to the Effective Time will be cancelled as of the Effective Time in exchange for an amount in cash equal to the product obtained by multiplying (i) the aggregate number of shares of Company Common Stock subject to such Company PSU Award by (ii) the Merger Consideration. The aggregate number of shares of Common Stock subject to any Company PSU Awards will be determined based on the degree of achievement of the performance goals set forth in the applicable award agreement as of the Effective Time or such earlier time as determined by the compensation committee of the Company’s Board of Directors (the “Board”) and such Company PSU Awards will no longer be subject to any performance-based vesting conditions. Amounts payable with respect to Company PSU Awards that are subject to vesting based on the price of Company Common Stock will be paid not later than the next regularly scheduled payroll date that is at least two business days following the closing of the Merger Agreement, and amounts payable with respect to all other Company PSU Awards will be paid not later than the next regularly scheduled payroll date that is at least two business days following the earliest of (a) the applicable time-based vesting date of the canceled Company PSU Award, (b) the date that is one year following the Effective Time, and (c) the termination of the employment of the former holder of such Company PSU Award without “cause,” in any case without interest.

Immediately prior to the Effective Time, each share of Company Common Stock granted to the directors of the Company that is subject to a deferral election (a “Deferred Stock Award”) and that is outstanding immediately prior to the Effective Time will be cancelled as of the Effective Time in exchange for an amount in cash equal to the product obtained by multiplying (i) the aggregate number of shares of Company Common Stock subject to such Deferred Stock Award by (ii) the Merger Consideration.

Financing

Parent and Merger Sub secured committed financing, consisting of a combination of (i) equity financing (the “Equity Financing”) to be provided by ATN International, Inc. and Freedom 3 Investments IV, LP, which have each agreed to capitalize Parent, subject to the terms and conditions set forth in equity commitment letters with respect to the Merger and (ii) debt financing (the “Debt Financing”) to be provided by Fifth Third Bank, National Association, subject to the terms and conditions set forth in the debt financing commitment letter with respect to the Merger. The Equity Financing and the Debt Financing, in the aggregate, will be sufficient for Parent, Merger Sub and the Surviving Corporation to pay the amounts required to be paid in connection with the Merger and the other transactions contemplated by the Merger Agreement. The Merger is not subject to a financing condition. The Equity Investors have also entered into limited guarantees with the Company to guarantee Parent’s obligation to pay the Parent Termination Fee (as defined in the Merger Agreement) and certain indemnity and recovery costs.

No-Shop Period

From and after the date of the Merger Agreement until the earlier of the Effective Time of the Merger or termination of the Merger Agreement in accordance with its terms, the Company will be subject to customary “no-shop” restrictions, subject to certain exceptions and “fiduciary out” provisions, as set forth in the Merger Agreement.

Termination

The Merger Agreement contains certain customary termination rights for the Company and Parent. Among other termination rights, the Merger Agreement can be terminated by either Parent or the Company if (i) the Merger is not consummated on or before December 31, 2021 (the “End Date”), which may be extended in increments of 30 days to no later than February 28, 2022 in connection with regulatory approvals, or (ii) any governmental authority of the United States or certain localities within the United States issues a final and non-appealable order permanently restraining or otherwise prohibiting the consummation of the transaction contemplated by the Merger Agreement.

In addition, the Merger Agreement includes certain termination fees payable by the Company or Parent if the Merger Agreement is terminated under certain circumstances.

Parent and Merger Sub have agreed to a standstill pursuant to the Merger Agreement, with respect to the Company and its subsidiaries, from December 31, 2020 until the earlier of (i) the Effective Time and (ii) the first anniversary of the termination of the Merger Agreement.

The Merger Agreement contains representations and warranties and covenants of the parties customary for a transaction of this nature.

The Merger is currently expected to close in the third quarter of 2021, although there can be no assurance that it will occur by that date. The transaction will result in the Company becoming a consolidated, majority owned subsidiary of ATN International, Inc.

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
●

In July, offered a one-time cash incentive to employees who volunteered to retire or otherwise terminate their employment, subject to management approval. This offer was made, in part, to mitigate the negative impact of the pandemic on our financial results. The total cost of this program was $0.2 million and is not included in incremental costs associated with COVID-19 described in “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The COVID-19 pandemic did not have a direct material effect on the Company’s revenue in 2020 but did directly result in an estimated $1.5 million increase in costs during that period. Additional current and potential financial impacts include the following:

●

The estimated fair value of service or upgraded service provided to customers without charge was $2.2 million in 2020. These services were not recorded as revenue because no cash was expected to be collected from the customer. The Company’s incremental cost of providing this service was not significant.

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

We are continuing to assess the potential future impact of the COVID-19 pandemic. The situation continues to evolve, and we cannot predict the extent or duration of the pandemic, its effects on the global, national or local economy and its longer-term effects on the demand for our products and services, operations, financial condition, results of operations or cash flows, which could be material. We will continue to closely monitor the situation and make the appropriate adjustments to our operations as required and appropriate.

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

In February 2021, the Company and the Municipality of Anchorage entered into an agreement under which utility relief will be made available to certain of the Company’s residential and small business customers located in Anchorage. The program is supported by a grant from the Municipality of Anchorage. These funds will be applied by the Company to the accounts of customers who have experienced financial hardship related to the COVID-19 pandemic and meet other requirements, subject to certain terms and conditions. Maximum funding under the grant is $0.7 million and will be recorded as a credit to accounts receivable and, in part, to the provision for doubtful accounts in 2021.

Operating Initiatives

We are focused on being a customer centric fiber broadband and managed IT company. Everything we do is focused around our customer, meeting and exceeding their needs through the application of technology. We are focused on delivering an exceptional customer experience throughout the customer lifecycle. This forms the foundation of our sustained differentiation, creating unique value for our customers to grow our market share, expand business with existing customers while minimizing churn.

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

Network and Technology

Alaska Communications provides communications and IT solutions that connect Alaskans as well as customers in the continental United States to the world. This is based on an extensive facilities-based wireline telecommunications network in Alaska that we operate. We provide high-capacity data networking, internet connectivity, voice communications and IT Services. Networking services include Ethernet and IP routed services as well as switched and dedicated voice services. In addition, we offer other value-added services such as network hosting, managed IT services and long-distance services. We continuously upgrade our network to provide higher levels of performance, higher bandwidth speeds, increased levels of security and additional value-added services to our customers. We operate 181,000 terrestrial and submarine fiber miles which serve as the backbone of our network as well as now serving over 900 buildings with fiber. Our networks are monitored for performance around the clock in redundant monitoring centers to provide a high level of reliability and performance. Our network is extensive within Alaska’s urban areas and connects our largest markets, including Anchorage, Fairbanks and Juneau with each other and the contiguous states as well as many rural areas. We continue to utilize Fixed Wireless technology to reach even more customers, bringing total homes and businesses passed to more than 16,000 at the end of 2020. In 2020, we secured additional spectrum through the FCC auction for licenses in the shared Citizens Broadband Radio Service (“CBRS”). CBRS spectrum is effective in areas with lower population densities. We also continue to expand our Multi-Dwelling Unit (“MDU”) offering utilizing fiber or fixed wireless backhaul, with more than 7,000 MDUs now served.

We own and operate two undersea fiber optic cable systems that diversely connect our Alaskan network to our facilities in Oregon and Washington. These facilities provide the most survivable service to and from Alaska, with key monitoring and disaster recovery capabilities for our customers. We also have usage rights on a third undersea fiber network connected to the lower-48.

Our network in Oregon and Washington includes terrestrial transport components linking our landing stations to a Network Operations Control Center in Hillsboro, Oregon and collocation facilities in Portland, Oregon and Seattle, Washington. In addition, AKORN®, one of our undersea fiber optic cable systems, connects our Alaska network from Homer, Alaska to our facilities in Florence, Oregon along a diverse path within Alaska, the Pacific Northwest and undersea in the Pacific Ocean. Northstar, our other undersea fiber optic system, has cable landing facilities in Whittier, Juneau, and Valdez, Alaska, and Nedonna Beach, Oregon. In 2020, we completed major network upgrades to the Northstar fiber line, increasing capacity by more than five times. Our subsea capacity including the AKORN® and Northstar systems provides a total of 7,800 route miles, or about 26,000 fiber miles, of submarine fiber. Together, these fiber optic cables provide extensive bandwidth as well as survivability protection designed to serve our own, as well as our most demanding customers’ critical communications requirements. In 2017, we upgraded the AKORN system to be able to support 100GB circuits for customers. Further upgrades to the AKORN system were completed in 2019. Through our landing stations in Oregon, we also provide an at-the-ready landing point for other large fiber optic cables, and their operators, connecting the U.S. to networks in Asia and other parts of the world.

Our terrestrial fiber network on the North Slope of Alaska allows us to provide broadband solutions to the oil and gas sector in a market that previously had no competition and continue to advance our sales of managed IT services.

We have developed a satellite earth station network and acquired C-band transponder space on Eutelsat’s E115WB satellite. We began providing Internet backhaul connectivity in 2017, and continue to expand the satellite service, adding customers and upgrading equipment throughout 2018, 2019 and 2020.

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

Competition

Management estimates the Alaska wireline telecom and IT services market to be approximately $1.65 billion. This market is comprised of the IT services market of approximately $840 million, the broadband market of approximately $700 million and the voice market of approximately $110 million. Management estimates that over 85% of this market opportunity is from the business and wholesale customer segment. Based on a third-party market study conducted in the fourth quarter of 2018, management believes that approximately $250 million of the telecom opportunity is “near net,” that is, within one mile of our fiber infrastructure.

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

As the largest facilities-based operator in Alaska, GCI is the dominant statewide provider of broadband, voice, wireless and video services. In the markets where we compete with GCI (broadband and voice), GCI has approximately 50% to 60% of market share across the consumer and business segments. GCI continues to expand its voice and data network, often taking advantage of subsidized government programs which create a monopoly for services in certain markets. AT&T’s primary focus is to be the provider of voice and broadband services to its nation-wide customers. AT&T tends to use its existing broadband network to serve these customers or it leases capacity from GCI or Alaska Communications to augment its existing network.

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

Marketing

Our marketing strategy relies on our understanding the Alaskan market, while increasingly using digital technologies to focus our marketing messages. We tailor our products and services based on understanding our customers’ needs, location, and type of service they desire. For business customers, we bundle our products and provide value added managed IT services using our local service delivery model and highly reliable network. For consumer customers, we focus on brand awareness, the product experience, providing improved service through new technology and price. Regarding pricing, we typically offer one flat rate price and no data usage caps for internet services, differentiating ourselves from GCI who charges for excess data usage or throttles bandwidth.

Sales and Distribution Channels

Our sales strategy combines primarily direct distribution channels to retain current customers and drive sales growth. In 2021, we will continue leveraging our direct sales channels’ focus on serving Business and Wholesale customers, our web and contact center channels for consumer customers, and expand our penetration of the military housing market for continued sustained performance. We are also continuing our efforts to improve customer service and move more consumer transactions to the web.

Customer Base

We generate our revenue through a diverse statewide customer base and there is no reliance on a single customer or small group of customers. Business and wholesale customers are our primary focus and they comprised 68% of our total revenue in 2020. Regulatory revenue and consumer revenue represented 17% and 15%, respectively, of the Company’s consolidated revenue in 2020.

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

Our Collective Bargaining Agreement (“CBA”) with the IBEW, which is effective through December 31, 2023, governs the terms and conditions of employment for all IBEW represented employees working for us. The CBA has significant economic impacts on the Company as it relates to wage and benefit costs and work rules. We believe our labor costs are higher than our competitors who employ a non-unionized workforce. Work rules under the CBA limit our ability to efficiently manage our workforce and make the incremental cost of work performed outside normal work hours high.

As of December 31, 2020, we employed 564 regular full-time employees, 5 regular part-time employees and 5 temporary employees, compared with 569, 8 and 4, respectively at December 31, 2019. Approximately 54% of our employees are represented by the IBEW.

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

Rate Regulation

Our LEC subsidiaries are regulated common carriers offering local voice and telecommunications data services. In providing regulated telecommunications services, these subsidiaries are subject to competitive market forces, as well as rate-of-return regulations for intrastate services that originate and terminate in Alaska and price-cap rate regulation for interstate services regulated by the FCC. Because they face competition, our LEC subsidiaries may not be able to charge their maximum permitted rates under price-cap regulation or realize their authorized intrastate rate of return. A broader range of data and information services are offered by our unregulated affiliates or as unregulated services by our regulated companies.

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

In general, in recent years, the FCC has granted forbearance providing incremental relief from some of the obligations the Communications Act imposes uniquely on ILECs. Most recently, on October 28, 2020, the FCC released an Order relieving ILECs from most obligations to unbundle local loops (DS-3, DS-1, DS-0, and narrowband voice-grade), as well as Operations Support Systems and dark fiber transport, in markets the FCC deems competitive subject to transition periods ranging between two and eight years. Previously, on August 2, 2019, the FCC relieved ILECs from the requirement to unbundle two-wire and four-wire analog voice-grade copper loops, as well as from the obligation to offer a wholesale discount on its telecommunications services sold to competitive entrants for resale. While the obligation to offer telecommunications services for resale remains in effect (as it does for all local exchange carriers, incumbent and competitive entrants alike), we will no longer be obligated to offer any particular wholesale discount on those services. Both of those 2019 grants of forbearance are subject to a two-part transition period. First, for a six-month period that began on August 2, 2019, we were required to continue to accept new orders for analog voice-grade copper loops and discounted wholesale services, in accordance with the previous rules. Second, we must continue to honor existing arrangements, including those put in place during that initial six-month period, for a three-year period that also began on August 2, 2019, in order to permit customers sufficient time to undertake a transition to alternative arrangements.

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

On April 20, 2017, the FCC adopted an Order updating its regulations governing “business data services,” which are those circuit-switched or packet-switched services that offer dedicated point-to-point transmission of data at certain guaranteed speeds and service levels using high-capacity connections, including special access services. The FCC left in place the Phase I and Phase II pricing flexibility it granted to us in 2010 and granted further price deregulation of all business data services with transmission speeds above 45 Megabits per second. For legacy circuit-switched business data services with speeds at or below that level (DS-3 or below), the FCC adopted a new competitive market test, finding that price regulation is no longer required in counties (or county-equivalents, such as Alaskan boroughs) where the test is satisfied. We expect this FCC Order to support the Company’s ability to be market competitive for its business data services in many of our most competitive markets.

On August 28, 2018, the United States Court of Appeals for the Eighth Circuit vacated portions of the FCC’s decision that ended prior regulation and tariffing of prices of legacy circuit-switched transport services offered by price cap carriers, like Alaska Communications, because it found that the FCC had not provided sufficient advance notice of that aspect of its decision. On July 12, 2019, following additional proceedings, the FCC re-adopted the majority of the forbearance relief that the Eighth Circuit had vacated, while leaving rate regulation in place on certain routes that the FCC believed to lack sufficient competition.

Transformation Order

A 2011 FCC order (the “Transformation Order”), capped our ILEC interstate and intrastate switched access rates and reciprocal compensation rates (“ICC rates”), and initiated a six-year transition of our terminating switched access and reciprocal compensation rates to zero, under a “bill-and-keep” model, in pursuit of the FCC’s goal that carriers will recover their costs from their end-users and, in some cases, universal service support mechanisms. That transition was complete as of July 1, 2018.

Federal Universal Service Support

The Communications Act requires the FCC to establish a universal service program to ensure that affordable, quality telecommunications services are available to all Americans. The Company has received universal support in several forms: (i) high cost support for its wireline voice and broadband Internet access service business under the Connect America Fund; (ii) support for services that the Company provides to schools and libraries, provided through the federal schools and libraries universal service support mechanism (“E-Rate”); (iii) support from the federal Rural Health Care support mechanism, which supports communications services that enable telehealth and telemedicine services provided by eligible rural health care providers; and (iv) low income support under the FCC’s Lifeline program, which subsidizes telephone and broadband Internet access services for low-income consumers. These programs are administered under the direction of the FCC by the Universal Service Administrative Company (“USAC”).

USF Contributions

Under the Communications Act of 1934, as amended (the “Communications Act”) and FCC rules, telecommunications carriers and certain providers of telecommunications must contribute to the federal Universal Service Fund, which is the source of funding for the four support mechanisms described above. These contributions are based on end-user revenues from assessable interstate and international services. For the first calendar quarter of 2021, we are required to pay an amount equal to 31.8 percent of our interstate and international end-user telecommunications revenue towards the federal Universal Service Fund. That contribution rate changes every calendar quarter, and has increased sharply in recent years, both because of increases in demand for universal service support payments, and because the assessable revenue base has shrunk considerably over the past two decades. In the long term, the current contribution mechanism is likely to be unsustainable, and collapse of the Universal Service Fund would have a significant impact throughout our industry.

Rural Health Care Universal Service Support Program

The FCC’s Rural Health Care Universal Service Support Mechanism (the “RHC program”) provides funding to help make broadband telecommunications and Internet access services provided by the Company and other service providers affordable for eligible rural health care providers. It is comprised of two parts. The Telecommunications Program covers the difference between the “urban rate” for telecommunications services that rural healthcare providers use to deliver healthcare at rural locations, and the “rural rate” that they would otherwise be required to pay. The Healthcare Connect Fund covers 65 percent of the cost of a wider variety of broadband telecommunications, networking, and Internet access services and certain associated equipment. Rural Health Care revenues represented 5.3% of the Company’s consolidated revenue in 2020.

The Company has participated in the RHC program since 2008. For the 2017 Funding Year, the FCC approved rural rates that were significantly reduced from the rates proposed by the Company. For Funding Years 2018, 2019, and 2020, we have likewise obtained FCC approval for our rural rates, generally at levels consistent with the reduced rates approved by the FCC for Funding Year 2017. The multi-step process of obtaining FCC approval for rates and then subsequently obtaining funding commitment letters from USAC has introduced varying degrees of delay in the process of obtaining support for the services we deliver to rural health care providers. Most recently, we received FCC approval for our Funding Year 2020 rates in January 2021, more than halfway through the funding year to which those rates relate (July 1, 2020 – June 30, 2021). USAC began issuing funding commitment letters in March 2021 and we are working with our healthcare provider customers to prepare and submit additional forms and documentation required to receive payment.

On March 27, 2020, the President signed into law the “Coronavirus Aid, Relief, and Economic Security Act,” which, among other things, appropriates $200 million for the FCC to help health care providers provide connected care services to patients at their homes or mobile locations in response to the COVID-19 pandemic. Over the ensuing three months, the FCC used these funds to create the “COVID-19 Telehealth Program,” and made over 500 awards, comprising the entire sum, to health care providers in the lower 48 contiguous states, the District of Columbia, and Guam, but none to health care providers in Alaska. The Consolidated Appropriations Act, 2021, signed into law on December 27, 2020, appropriated a further $250 million for the COVID-19 Telehealth Program, and directed that, to the extent feasible, at least one applicant in every state should receive an award of funding under the program.

The same FCC Report and Order also created the “Connected Care Pilot Program,” which makes an additional $100 million in universal service funding available over three years to study how the FCC can help support the trend towards connected care services, particularly for low-income Americans and veterans. The Connected Care Pilot Program will provide healthcare providers support for 85 percent of the cost of eligible services and network equipment, which include: (1) patient broadband internet access services, (2) health care provider broadband data connections, (3) other connected care information services, and (4) certain network equipment (e.g., equipment necessary to make a supported broadband service function such as routers). The FCC accepted applications for Connected Care Pilot Program support between November 6 and December 7, 2020. On January 15, 2021, the FCC announced its initial set of awards to healthcare providers in 12 states, but none in Alaska. While it is too soon to assess the ultimate impact, if any, of the Connected Care Pilot Program on our business, programs of this type that make the telehealth and telemedicine services more affordable could stimulate greater demand for those services in Alaska.

On August 1, 2019, the FCC adopted an order making comprehensive changes to the rules governing the competitive bidding process and the method for determining the urban and rural rates used to calculate the amount of RHC Telecommunications Program support payments for which a health care provider is eligible. The changes to the urban and rural rate rules take effect for Funding Year 2021, which will begin July 1, 2021, and rural healthcare providers were permitted to solicit bids for services to be supported in Funding Year 2021 beginning on July 1, 2020. Among other things, the FCC’s Order directed USAC to develop and publish a database by July 1, 2020, containing available rural rates and rate medians that will cap the amount of RHC support eligible healthcare providers may receive for a given service in a particular geographic zone. The FCC’s Order divided Alaska into four geographic zones, with the rural rate in each zone capped at the median of the rural rates for similar services offered in that zone, as identified by USAC. USAC published that rate database on July 1, 2020, following receipt of a June 30, 2020 letter providing significant guidance and directives from the FCC’s Wireline Competition Bureau (the “Bureau”). Among those directions, the Bureau directed USAC to provide an additional two months, until August 31, 2020, for interested parties to supplement the database with additional relevant rates. USAC announced on October 1, 2020 that it had incorporated those additional rates into the database.

On October 21, 2019, an appeal challenging the new method of setting rates for supported services was filed in the United States Court of Appeals for the District of Columbia Circuit, adding further uncertainty to the ultimate outcome of this proceeding. Similarly, the Company and several other parties have filed Petitions for Reconsideration of the FCC’s August 2019 Report and Order, asking the FCC to reconsider some of its changes to the rural healthcare rate-setting process. Among other changes, we asked the FCC to give the Bureau instead of USAC responsibility for creating the database; to provide more detailed guidance directing the Bureau to differentiate among broadband services based on additional service level, security, reliability, and other factors when creating the rural rate database; to make the rate database applicable only in cases where the rural health care provider received fewer than two competitive bids; and to set the rural rate cap, where applicable, based on the average rate, not the median, in the database. Both the action in the D.C. Circuit Court of Appeals and the Petitions for Reconsideration filed with the FCC remain pending.

We believe that USAC’s rural rate database, as currently constituted, is likely to have an adverse impact on our economic ability to continue to serve some of our rural healthcare customers. In particular, the rates established by the database would negatively impact our ability to continue to offer our full range of telecommunications services to rural healthcare providers supported by the Telecommunications Program in the more remote, higher-cost areas of the state. We have requested that the full FCC review USAC’s effort and associated guidance from the Bureau concerning the database, delay the effectiveness of the new rural rates, and direct the Bureau to implement the changes we requested in our Petition for Reconsideration. On January 19, 2021, the FCC issued an order waiving the use of the database in Alaska for Funding Year 2021. The Order grants a similar waiver for Funding Year 2022, unless the Commission addresses the pending Petitions for Reconsideration within the coming year, i.e., by January 19, 2022. In lieu of the database, while the waiver remains in effect, the Order authorizes support based on the most recent rural rate that the FCC has approved for the same service at the same healthcare facility within the past three funding years. As an alternative, Telecommunications Program rural rates may be established under the previously applicable rate rules that were in effect through Funding Year 2020. As with the action in the D.C. Circuit Court of Appeals and the Petitions for Reconsideration, the other issues raised in our Application for Review remain pending.

We are unable to predict the outcome or eventual impact of the D.C. Circuit’s review of the FCC’s Order, or the FCC’s decision on our Petition for Reconsideration or our Application for Review, but the January 2021 waiver offers a measure of short-term stability for the Telecommunications Program while those reviews continue.

USAC Audit of RHC Program Funding Requests

In addition to the prospective changes to the RHC program discussed above, the FCC and USAC have undertaken reviews of current and past funding requests. In June 2017, the Company received a letter from USAC’s auditors inquiring about past funding requests, all of which were previously approved by USAC. After clarifying the request, the Company responded to the auditors with the requested information through the remainder of 2017 and mid-way into 2018. Late in 2018, the auditors asked the Company to comment on some preliminary audit findings, and the Company responded with a letter dated December 21, 2018. After more than a year without further communication from the auditors, on February 24, 2020, the Company received a draft audit report from USAC that is described more fully in Note 21 “Commitments and Contingencies” in the Notes to Consolidated Financial Statements. The draft audit report alleges violations of the FCC’s rules for establishing rural rates and urban rates, the provisioning and billing of ineligible services and products, and violations of the FCC’s competitive bidding rules. The Company was invited to comment on this draft audit report and, as of September 1, 2020, we have provided USAC with extensive comments in response. Our comments seek correction of numerous factual and legal errors that we believe are contained in that report. In addition, the Company has had conversations with USAC’s auditors to discuss these perceived errors. As a result of these conversations and comments being submitted by the Company, USAC’s auditors may revise their findings, including the amounts they recommend USAC seek to recover. USAC’s auditors are expected to issue a final audit report incorporating the Company’s responses that will be sent to USAC’s Rural Health Care Division to review and determine if corrective action would be appropriate. In the event that the Company disagrees with USAC’s final audit report, the Company can appeal that decision to USAC’s Rural Health Care Division and/or the FCC. At this time, we cannot predict the contents or timing of the final USAC audit report, the outcome of the audit or the impact on our business, financial condition, results of operations, or liquidity.

FCC Inquiry into Company’s RHC Program Participation

The Company also received a Letter of Inquiry on March 18, 2018, from the FCC Enforcement Bureau requesting historical information regarding the Company’s participation in the FCC’s Rural Health Care program. In response, the Company produced voluminous records throughout 2018 and into the first quarter of 2019. On November 5, 2019, the Company received another letter from the FCC Enforcement Bureau requesting additional information, to which it responded on December 6, 2019. The Company is currently responding to an additional letter from the Enforcement Bureau dated January 22, 2020. As of the date of this Form 10-K, the FCC’s Enforcement Bureau has not asserted any claims or alleged any rule violations. The Company continues to work constructively with the FCC’s Enforcement Bureau to provide it the information it is seeking. At this time, we cannot predict the outcome of the FCC Enforcement Bureau’s inquiry or the impact it may have on our business, financial condition, results of operations or liquidity.

Connect America Fund

The Transformation Order also replaced the FCC’s previous set of explicit high-cost universal service support mechanisms for price cap carriers, like Alaska Communications, with the Connect America Fund (“CAF”). While the previous mechanisms were focused on supporting a portion of the cost of providing voice telephone service, the CAF shifted that focus to expanding the availability of affordable broadband services. On October 31, 2016, the FCC released its order establishing the requirements of CAF Phase II (“CAF II”) for price cap carriers in Alaska, and specifically Alaska Communications, the only price cap carrier in Alaska. Under the CAF II order, we receive approximately $19.7 million annually through December 31, 2025, subject to explicit broadband deployment conditions.

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

On March 31, 2020, the FCC issued a Report and Order implementing this law by mandating that all voice service providers implement the STIR/SHAKEN framework in the Internet Protocol (IP) portions of their networks by June 30, 2021. In a related Notice of Proposed Rulemaking, the FCC sought comment on additional issues, including a potential extension of time for small providers that serve 100,000 or fewer voice service subscriber lines, which would include us. On October 1, 2020, the FCC released an Order granting small providers, as proposed, an extension of time to implement STIR/SHAKEN until June 30, 2023.

The FCC’s March 31, 2020 Notice of Proposed Rulemaking also sought comment on proposals for implementing the law with respect to “intermediate” providers of voice service, which, with respect to a call, is a provider that carries that call at any point, but neither originates nor terminates it. The FCC’s October 1, 2020 Order requires us, by June 30, 2021, in our role as an intermediate provider, to implement the STIR/SHAKEN authentication framework in the IP portions of our network, in general so that IP calls retain caller ID authentication information throughout the entire call path. Specifically, with certain exceptions, we must be able to (a) pass any authenticated caller identification information received with a SIP call, to the subsequent provider; and (b) authenticate caller identification information for all calls we receive for which the caller identification information has not already been authenticated, if we will exchange the call with another provider using SIP. We are currently in the process of implementing these requirements.

On July 17, 2020, the FCC released a further Report and Order concerning the blocking of illegal and unwanted robocalls before they reach consumers. To encourage the blocking of scam robocalls and maliciously spoofed telemarketing campaigns under the TRACED Act, the FCC adopted two safe harbors from liability for the unintended or inadvertent blocking of wanted calls. The first safe harbor protects phone companies from liability that use reasonable analytics, including caller ID authentication information, to identify and block illegal or unwanted calls. The second safe harbor protects providers that block call traffic from bad actor upstream voice service providers that pass illegal or unwanted calls along to other providers, when those upstream providers have been notified but fail to take action to stop these calls. The FCC has announced that these rules took effect on October 14, 2020.

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

Lifeline

Revenue generated from our lifeline customers represents less than 1% of our total revenue. The FCC’s Lifeline support mechanism today subsidizes the cost of voice services for low-income consumers, as well as broadband in CAF II locations.

The Consolidated Appropriations Act, 2021 appropriated $3.2 billion to create the “Emergency Broadband Connectivity Fund,” and directed the FCC to use that fund to establish a new “Emergency Broadband Benefit Program” (“EBBP”). The EBBP will provide eligible low-income consumers and students with a monthly subsidy for the purchase of broadband Internet access service from service providers that elect to participate in the program. While the monthly subsidy is $50 in most of the nation, the EBBP will provide $75 monthly throughout the state of Alaska, which is encompassed within the statute’s definition of “Tribal lands.” On Jan. 4, 2021, the FCC issued a Public Notice seeking comment on various implementation questions related to the EBBP, including the process by which service providers will formally elect to participate in the program and designate the broadband offerings that are eligible for the subsidy. While we cannot predict with certainty until after the FCC adopts final rules for the EBBP, we are carefully examining the benefits this new program may offer for Alaska.

E-Rate

The Company has provided telecommunications services, broadband Internet access services, and internal connections supported by the FCC’s Schools and Libraries Universal Service Support Mechanism (“E-rate”) for many years. E-rate support provides an invaluable means by which elementary and secondary schools in Alaska can afford those services, particularly in rural and remote, high-cost areas. Historically, E-rate has primarily supported services that connect eligible school buildings. On January 26, 2021, the Schools, Health & Libraries Broadband (“SHLB”) Coalition filed a Petition seeking a declaratory ruling and associated rule waivers to permit schools and libraries temporarily to receive E-rate support for “off-campus” services used to support remote learning for students that lack reliable home broadband. If the FCC were to grant the relief that the Petition seeks, it could increase demand for our home broadband services, but also could increase the administrative burden and compliance risks associated with those services. We are unable to predict the impact of this Petition, if any, at this time.

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

Acquisition by ATN International, Inc.

On January 20, 2021, we filed a series of applications seeking FCC approval for the transfer of control of our licenses and authorizations to ATN International, Inc. We have discussed those applications with the FCC staff, and, on February 16, 2021, the FCC issued a Public Notice seeking public comment on the proposed transaction.

State Regulation

Providers of intrastate telecommunication services in Alaska are required to obtain certificates of public convenience and necessity from the RCA. In addition, RCA approval is required if an entity acquires a controlling interest in any of our certificated subsidiaries, acquires a controlling interest in another intrastate utility or discontinues intrastate service. On August 29, 2019, Governor Dunleavy signed into law new legislation that eliminated the requirement for Alaska Communications to maintain RCA-filed tariffs for rates, terms, and conditions for legacy phone and networking services in Alaska, However, rates, terms, and conditions for basic residential local telephone service must, under the bill, be uniform within each study area. Alaska Communications implemented changes to tariffs, terms and conditions and other service related policies effective November 27, 2019.

Alaska Universal Service Fund

The Alaska Universal Service Fund (“AUSF”) complements the federal Universal Service Fund, but is focused on obligations to meet intrastate service obligations.

In January 2018, the RCA opened a rulemaking to repeal the AUSF effective July 31, 2019 and sought comments and reply comments. A final order issued by the RCA on October 24, 2018 stopped short of repealing the AUSF but made changes to the distribution to be effective January 1, 2019, and capped contributions at 10% of intrastate telecommunications revenues. These changes resulted in shortfalls to carriers beginning in 2019. The RCA has announced its intent to open a new docket to consider further AUSF reforms in June 2021.

Telecommunications Modernization Act

In late December 2019, the RCA opened R-19-002 to consider the Alaska Telephone Associations Petition to revise the RCA’s regulation as a result of SB 83 or the Telecommunications Modernization Act. The comment and reply comment period ended February 3, 2020. The RCA continues to consider this matter.

AC Systems Group and ATN International, Inc. Joint Application

The RCA opened Docket U-21-003 to consider the joint application filed by ATN International, Inc. and Alaska Communications Systems Group, Inc. for ATN International, Inc. to acquire an indirect controlling interest in the ACS of Alaska, LLC, ACS of Anchorage, LLC, ACS of Fairbanks, LLC, ACS of the Northland, LLC, ACS Long Distance, LLC, and Alaska Fiber Star, LLC.  The RCA issued a public notice seeking comments on the application and has established a schedule for completing its review of the application by July 2021.

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

Additional Business Information

See “Item 1A, Risk Factors,” “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 20 “Joint Venture” and Note 23 “Business Segments” in the Notes to Consolidated Financial Statements for additional information, which is incorporated herein by reference.

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

Risks Relating to the Merger Agreement with ATN International, Inc. and Freedom 3 Capital, LLC

There are material uncertainties and risks associated with the Merger Agreement.

On December 31, 2020, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Project 8 Buyer, LLC (“Parent”) and Project 8 Merger Sub (“Merger Sub”), newly formed entities owned by ATN International, Inc. and Freedom 3 Capital, LLC. Pursuant to the Merger Agreement, the Company will continue as the surviving corporation and a wholly-owned subsidiary of Parent. Below are material uncertainties and risks associated with the Merger Agreement and proposed Merger. If any of the risks develop into actual events, then the Company’s business, financial condition, results and ongoing operations, share price or prospects could be adversely affected.

●

the future impact of the COVID-19 pandemic on the Company’s business, including but not limited to, the impact on its workforce, operations, supply chains, demand for products and services, and the Company’s financial results;

●

the satisfaction of the conditions precedent to the consummation of the Merger, including, without limitation, the timely receipt of regulatory approvals (or any conditions, limitations or restrictions placed on such approvals);

●	unanticipated difficulties or expenditures relating to the Merger;

●

the occurrence of any event, change or other circumstance that could give rise to the termination of the Merger Agreement, including, in circumstances which would require the Company to pay a termination fee or reimburse Parent for certain of its expenses;

●

legal proceedings, judgments or settlements, including those that may be instituted against the Company, the Board, the Company’s executive officers and others following the announcement of the Merger;

●

the possibility of disruption to the Company’s business, current plans and operations caused by the proposed Merger, or the announcement or pendency thereof, including increased costs and diversion of management time and resources;

●	limitations placed on the Company’s ability to operate its business under the Merger Agreement;

●	potential difficulties in employee retention due to the announcement and pendency of the Merger;

●	the response of customers, distributors, suppliers, business partners and regulators to the announcement and pendency of the Merger;

●	the Company’s and Parent’s ability to complete the proposed Merger on a timely basis or at all;

●	the failure of the Merger to be completed on a timely basis or at all for any other reason;

●	the possible adverse effect on the Company’s business and the price of the Company common stock if the Merger is not consummated in a timely manner or at all;

●	the execution of the Company’s long-term growth objectives and business transformation initiatives;

●	changes in accounting standards or tax rates, laws or regulations;

●	management of professional staff, including dependence on key personnel, recruiting, retention, attrition and the ability to successfully integrate new personnel into the Company’s practices;

●	the adequacy of our business, financial and information systems and technology;

●	maintenance of effective internal controls;

●	continued and sufficient access to capital; and

●

other factors described in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2019 filed with the SEC on March 16, 2020 and subsequent Current Reports on Form 8-K and Quarterly Reports on Form 10-Q.

The proposed Merger may not be completed in a timely manner or at all.

Consummation of the Merger is subject to certain closing conditions, including, without limitation, (i) approval of the Merger by the Company’s stockholders, (ii) absence of certain legal impediments, (iii) the expiration or termination of the required waiting period under the HSR Act and (iv) receipt of regulatory approvals from the FCC (and, if required as a precondition for FCC approval, Team Telecom Committee) and from the RCA. The waiting period under the HSR Act expired on February 16, 2021 at 11:59 p.m. Eastern Time.  Filings with each of the FCC and the RCA were made on January 20, 2021. The RCA gave public notice of the application and requested any public comments by February 12, 2021. On February 8, 2021, the RCA issued an order stating that it had determined that Parent’s application to acquire the Company was complete as filed on January 20, 2021. The order states that the RCA will issue a final order no later than July 19, 2021. The Company’s stockholders approved the Merger at a special meeting of stockholders held on March 12, 2021.

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

The obligation of each of the Company, Parent and Merger Sub to consummate the Merger is also conditioned on, subject to certain materiality and other qualifiers, the accuracy of the representations and warranties of the other party and the performance or compliance in all material respects by the other party of all its covenants and obligations under the Merger Agreement. While the Merger Agreement is not subject to any financing condition, if Parent or Merger Sub fails to obtain financing, the Merger may not be consummated. Each of the Company and Parent has the right to terminate the Merger Agreement under certain circumstances, as described in the Merger Agreement.

Failure to complete the Merger could negatively impact the Company’s business, financial results and stock price.

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

While the Merger Agreement is in effect, the Company is subject to restrictions on its business activities.

While the Merger Agreement is in effect, the Company is subject to restrictions on its business activities, generally requiring it to conduct its business in the ordinary course, consistent with past practice, and subjecting it to a variety of specified limitations absent Parent’s prior consent. These limitations include, among other things, restrictions on the Company’s ability to merge or, other than in the ordinary course of business substantially consistent with past practice, enter into a strategic alliance or similar legal partnership; subject to certain exceptions increase the salary, wages, benefits, bonuses or other cash compensation payable the Company’s employees, officers, directors or independent contractors; hire, engage or terminate the employment or engagement of (other than for cause, as determined by the Company) any employee, officer, director, or independent contractor whose annual base cash compensation exceeds $250; acquire other businesses and assets with a purchase price of $500 individually or $2,000 in the aggregate (other than inventory, supplies, intellectual property assets, raw materials, equipment or similar assets in the ordinary course of business and in amounts substantially consistent with past practice); sell, lease, pledge, transfer, abandon, subject to any lien or otherwise, dispose of its assets or properties in each case having a value in excess of $500 individually or $5,000 in the aggregate (except in the ordinary course of the Company’s or its subsidiaries’ business substantially consistent with past practice), institute, settle or agree to settle any proceedings, subject to certain exceptions; repurchase or issue securities, pay dividends, make capital expenditures above certain amounts; enter into any new line of business; voluntarily terminate, amend or fail to renew certain communications licenses; enter into any exclusivity or non-competition agreement; take certain actions relating to intellectual property; amend its organizational documents; and incur indebtedness. These restrictions could prevent the Company from pursuing strategic business opportunities, taking actions with respect to its business that it may consider advantageous and responding effectively and/or timely to competitive pressures and industry developments, and may as a result materially and adversely affect its business, results of operations and financial condition.

Shareholder Litigation

Between January 27, 2021 and February 17, 2021, twelve lawsuits were filed by stockholders of the Company in connection with the Merger Agreement. These shareholder lawsuits, and any additional litigation that could be filed, may prevent or delay the closing of the Merger, and/or result in significant costs to the Company in connection with defense, indemnification, and liability.

On January 27, 2021, the first such lawsuit was filed in the United States District Court for the Southern District of New York, captioned Stein v. Alaska Communications Systems Group, Inc., et al., Case No. 1:21-cv-00760, against the Company, members of the Board, ATN, F3C IV, F3C, Parent and Merger Sub; this case was voluntarily dismissed by the plaintiff on March 15, 2021. On February 1, 2021, three additional such lawsuits were filed against the Company and members of the Board: (i) Zilch v. Alaska Communications Systems Group, Inc., et al., Case No. 1:21-cv-00890, filed in the United States District Court for the Southern District of New York; this case was voluntarily dismissed by the plaintiff on March 15, 2021; (ii) Coraci v. Alaska Communications Systems Group, Inc., et al., Case No. 1:21-cv-00887, filed in the United States District Court for the Southern District of New York; this case was voluntarily dismissed by the plaintiff on March 15, 2021; and (iii) Coulibaly v. Alaska Communications Systems Group, Inc., et al., Case No. 1:21-cv-00131, filed in the United States District Court for the District of Delaware. On February 2, 2021, the fifth such lawsuit against the Company and members of Board was filed in the United States District Court for the Eastern District of Pennsylvania, captioned Palkon v. Alaska Communications Systems Group, Inc. On February 4, 2021, the sixth such lawsuit was filed against the Company and members of the Board in the United States District Court for the Southern District of New York, captioned Raul v. Alaska Communications Systems Group, Inc., et al., Case No. 1:21-cv-00988. On February 6, 2021, the seventh such lawsuit was filed against the Company and members of the Board in the United States District Court for the Eastern District of New York, captioned Holodnak v. Alaska Communications Systems Group, Inc., et al., Case No. 1:21-cv-00656 (this case was voluntarily dismissed by the plaintiff on March 8, 2021). On February 8, 2021, the eighth such lawsuit was filed against the Company and members of the Board in the United States District Court for the Southern District of New York, captioned Cazort v. Alaska Communications Systems Group, Inc., et al., Case No. 1:21-cv-1139. On February 11, 2021, the ninth such lawsuit was filed against the Company and members of the Board in the United States District Court for the Southern District of New York, captioned Bergquist v. Alaska Communications Group, Inc., et al., Case No. 1:21-cv-01226; this case was voluntarily dismissed by the plaintiff on March 15, 2021.  On February 17, 2021, three additional such lawsuits were filed against the Company and members of the Board:  (i) Ryan v. Alaska Communications Group, Inc., et al., Case No. 1:21-cv-00222, filed in the United States District Court for the District of Delaware; (ii) Flood v. Alaska Communications Group, Inc., et al., Case No. 1:21-cv-00224, filed in the United States District Court for the District of Delaware; and (iii) Jenkins v. Alaska Communications Group, Inc., et al., Case No. 1:21-cv-01409, filed in the United States District Court for the Southern District of New York.   On February 19, 2021, the Company and members of its Board filed a Motion for Transfer of Actions with the United States Judicial Panel on Multidistrict Litigation, requesting to centralize the twelve then-pending actions before one court.

In general, these lawsuits assert that the defendants failed to make adequate disclosures in the Company’s preliminary and/or definitive proxy statement, filed with the SEC on January 25, 2021 and February 9, 2021, respectively, regarding the Merger Agreement. The Company believes that these allegations are without merit.

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

Principal payments on the term facilities were due commencing in the third quarter of 2019 as follows: the third quarter of 2019 through the second quarter of 2020 – $1,125 per quarter; the third quarter of 2020 through the second quarter of 2022 – $2,250 per quarter; the third quarter of 2022 through the second quarter of 2023 – $3,375 per quarter; and the third quarter of 2023 through the fourth quarter of 2023 – $4,500 per quarter. The remaining outstanding principal balance, including any amounts outstanding under the revolving facility, is due on January 15, 2024. This schedule is subject to mandatory prepayments under certain conditions, including the Company’s generation of excess cash flow as defined in the facility.

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

The Company received inquiries and requests for information from USAC, which administers the program, in connection with both current funding requests and, beginning with a letter dated June 2, 2017 from USAC’s auditors, prior period support payments. After the Company responded to the initial request for information about support payments prior to 2017, USAC’s auditors asked the Company to comment on some preliminary audit findings, and the Company responded with a letter dated December 21, 2018. On February 24, 2020, the Company received a draft audit report from USAC that is described more fully in Note 21 “Commitments and Contingencies” in the Notes to Consolidated Financial Statements. The draft audit report alleges violations of the FCC’s rules for establishing rural rates and urban rates, the provisioning and billing of ineligible services and products, and violations of the FCC’s competitive bidding rules. The Company has engaged in dialogue with USAC’s auditors and looks forward to resolving all of USAC’s concerns. At this time, the Company is unable to predict the outcome of this audit. Similar audits of other companies have resulted in the FCC recouping certain previously awarded support funds, which could have a material adverse effect on our business, financial position, results of operations, and liquidity.

The Company also received a Letter of Inquiry on March 18, 2018, from the FCC Enforcement Bureau requesting historical information regarding the Company’s participation in the FCC’s Rural Health Care program. In response, the Company produced voluminous records throughout 2018 and into the first quarter of 2019. On November 5, 2019, the Company received another letter from the FCC Enforcement Bureau requesting additional information, to which it responded on December 6, 2019. The Company is currently responding to an additional letter from the Enforcement Bureau dated January 22, 2020. As of the date of this Form 10-K, the FCC’s Enforcement Bureau has not asserted any claims or alleged any rule violations. The Company continues to work constructively with the FCC’s Enforcement Bureau to provide it the information it is seeking. At this time, we cannot predict the outcome of the FCC Enforcement Bureau’s inquiry or the impact it may have on our business, financial condition, results of operations or liquidity.

Uncertainty and unpredictability in the Rural Health Care program negatively impacted the Company in 2017 through 2020 as revenue realized through the program declined in each of those years, and may have a negative impact on future revenue and demand for our services from rural healthcare providers.

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

We received approximately 1.4% and 1.7% of our operating revenues for the years ended December 31, 2020 and 2019, respectively, from access charges. The amount of revenue that we receive from these access charges is calculated in accordance with requirements set by the FCC and the RCA. Any change in these requirements may reduce our revenues and earnings. Access charges have consistently decreased in past years and we expect this trend to continue due to declines in legacy regulated products, changes in regulations, and migration to VoIP services which do not generate access revenue for us.

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

The 2011 Transformation Order established a new framework for high cost universal service support that replaced existing support mechanisms that provide support to carriers, like us, that serve high-cost areas with new CAF support mechanisms and service obligations that are focused on broadband Internet access services. We recognized $19.7 million in federal high cost universal service payment revenues to support our wireline operations in high cost areas in each of the twelve months ended December 31, 2020 and 2019. The FCC released its CAF Phase II order, specific to the Company, on October 31, 2016. As a result, we currently expect our high cost support revenue to be relatively unchanged for the next five years. Substantial changes are expected to be enacted by the FCC regarding our high cost support funding after 2025, and there is uncertainty regarding the future level of revenue as well as the future obligations tied to this funding. If we fail to meet our obligations under the CAF Phase II order, our revenue, results of operations and liquidity may be impacted.

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

The population of Alaska, which has declined marginally every year since 2016, is approximately 730,000 with Anchorage, Fairbanks and Juneau serving as the primary population and economic centers in the state.

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

In 2015, we acquired a fiber optic network on the North Slope of Alaska and initiated a project to operate and expand the network. This network enables commercially-available, high-speed connectivity where only high-cost microwave and satellite communications were previously available. The success of this project is dependent, in part, on the utilization of the network by other telecom carriers.

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

Our business generates revenue by delivering voice and data services over access lines. We have experienced net access line loss over the past few years and the rate of loss has been accelerating. During the years ended December 31, 2020 and 2019 our business access line erosion was 2,948 and 1,140, respectively, while over the same period our consumer access line erosion was 2,251 and 2,955 respectively. We expect to continue to experience net access line loss in our markets, affecting our revenues, earnings and cash flow from operating activities.

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

Labor costs are a significant component of our expenses and, as of December 31, 2020, approximately 54% of our workforce is represented by the IBEW. The collective bargaining agreement between the Company and the IBEW, which is effective through December 31, 2023, governs the terms and conditions of employment for all IBEW represented employees working for the Company and has significant economic impacts on the Company as it relates to wage and benefit costs and work rules. We believe our labor costs are higher than our competitors who employ a non-unionized workforce because we are required by the CBA to contribute to the IBEW Health and Welfare Trust and the Alaska Electrical Pension Fund (“AEPF”) for benefit programs, including defined benefit pension plans and health benefit plans, that are not reflective of the competitive marketplace. Furthermore, work rules under the existing agreement limit our ability to efficiently manage our workforce and make the incremental cost of work performed outside normal work hours high. In addition, we may make strategic and operational decisions that require the consent of the IBEW. While we believe our relationship with the IBEW is constructive, and although the IBEW generally has provided necessary consents, the IBEW may not provide consent when we need it, it may require additional wages, benefits or other consideration be paid in return for its consent, or it may call for a work stoppage against the Company. The Company considered relations with the IBEW to be stable in 2020; however, any deterioration in the relationship with the IBEW would have a negative impact on the Company’s operations.

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

The efficient operation of the Company’s business depends on back-office IT systems. The Company relies on back-office IT systems, including certain systems provided by third party vendors, to effectively manage customer billing, business data, communications, supply chain, order entry and fulfillment and other business processes. In October 2020, the Company completed a three-year project for the development, installation and activation of certain critical new systems associated with sales and opportunities, customer service delivery, operational support, customer billing and collection, analytics, and other applications. Some of the previously utilized systems were no longer supported under maintenance agreements from the underlying vendor. Deficiencies in the design or implementation of the systems, including the timely resolution of any operational issues, could disrupt the Company’s business and result in a failure to collect accounts receivable, transaction errors, processing inefficiencies, and the loss of sales and customers, causing the Company’s reputation and results of operations to suffer. In addition, IT systems may be vulnerable to damage or interruption from circumstances beyond the Company’s control, including fire, natural disasters, systems failures, security breaches and viruses. Any such damage or interruption could have a material adverse effect on our business, financial position, results of operations and financial condition.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal properties do not lend themselves to simple description by character and location. The components of our gross investment in property, plant and equipment consisted of the following as of December 31, 2020 and 2019:

(in thousands)	2020	2019
Land, buildings and support assets	$214,326	$204,834
Central office switching and transmission	402,182	396,565
Outside plant, cable and wire facilities	784,866	765,640
Other	32,391	25,423
Construction work in progress	19,178	32,442
	$1,452,943	$1,424,904

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

Item 3. Legal Proceedings

We are involved in various claims, legal actions, personnel matters and regulatory proceedings arising in the ordinary course of business. Refer to “Item 1, Business–Regulation” for a description of various legal proceedings involving regulatory matters.

We have recorded a liability for estimated litigation costs of $2.0 million as of December 31, 2020, against certain current claims and legal actions. We believe that the disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, comprehensive income or cash flows. It is the Company’s policy to expense costs associated with loss contingencies, including any related legal fees, as they are incurred.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the Nasdaq Global Select Market under the symbol ‘ALSK’. The following table presents, for the periods indicated, the high and low sales prices of our common stock as reported by Nasdaq.

2020 Quarters	High	Low	2019 Quarters	High	Low
4th	$3.92	$1.85	4th	$1.90	$1.60
3rd	$2.86	$1.88	3rd	$1.98	$1.67
2nd	$2.80	$1.65	2nd	$1.97	$1.61
1st	$2.26	$1.55	1st	$2.10	$1.44

As of March 1, 2021, there were 54.1 million shares of our common stock issued and outstanding and approximately 308 record holders of our common stock. Because brokers and other institutions hold many of our shares of existing common stock on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

While payment of cash dividends is permitted under the terms of the Facility, the reinstitution of dividend payments also depends on future competitive market and economic conditions and financial, business, regulatory and other factors, many of which are beyond our control.

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

Issuer Purchases of Equity Securities

The Company does not currently have an authorized share repurchase program. Common stock repurchased under prior authorizations was accounted for as treasury stock.

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

Historically, the Alaska economy has benefited from a stable employment base, including a growing tourism industry. The Alaskan economy entered a moderate recession beginning in the second half of 2015 and certain areas of the economy showed improvement beginning in 2018. Employment levels declined approximately 1.3% and 0.3% in 2017 and 2018, respectively, and increased approximately 0.6% in 2019. The increase in 2019 was driven by growth in leisure and hospitality, oil and gas, health care, professional and business services and construction, offset by declines in state government and retail. The COVID-19 pandemic has negatively impacted the leisure and hospitality, retail and transportation segments of the Alaskan economy and the economy at large. Beginning in March 2020, unemployment claims increased significantly, primarily as a result of the COVID-19 pandemic. By December 2020, the state’s unemployment rate had improved to 6.0% which is more in line with historic levels. Anchorage’s unemployment rate was 10.6% in October, with job losses realized in almost all employment categories in 2020. Due to the volatility in reported employment levels, unemployment claims and the number of jobs during the pandemic, the calculated unemployment rates may be less precise than those reported in prior years. On balance, 2020 unemployment and job losses were at historically high levels through much of the year but showed some improvement during the third and fourth quarters. The population of Alaska declined marginally every year in 2017 through 2020. Economic indicators have been impacted by the substantial decline in the price of crude oil in 2015 through 2017. In 2018, oil prices recovered to their highest levels since 2014, but declined in 2019 and dropped dramatically in early 2020, in part as a result of the COVID-19 pandemic. In late 2020 they recovered to 2019 levels. State revenue relies on tax revenue from the production of crude oil and investment in resource development projects by exploration companies in Alaska. The state’s budget deficit was reduced from $3.7 billion in 2015 to $0.4 billion in 2019 primarily through spending reductions and utilization of interest earned on the state’s permanent fund. Due in part to recent significant declines in oil prices and other impacts from the COVID-19 pandemic, the state’s 2020 budget deficit was $1.1 billion and the 2021 budget deficit, as enacted, is $1.0 billion. The prospect of continued lower tax revenue continues to impact the overall economy and may affect our future financial performance.

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

●

Deliver an Exceptional Customer Experience. We strive to deliver service as promised to our customers and make it right if our customers are not satisfied with what we delivered. We track virtually every customer interaction and we utilize the Net Promoter Score framework for assessing the satisfaction of our customers.

●

Augment and Expand our Network Capabilities and Services Focusing on Efficient Delivery and Management. We are moving toward higher efficiencies and improved customer experience through automation, new technology and expanded geographic service areas. Our network architecture is a simpler mix of our fiber backbone, supported with fixed wireless (“FiWi”), WiFi and satellite.

●

Relentlessly Simplify and Transform How We Do Business to Drive Operational Excellence. We believe we must reduce waste, which is defined as any activity that does not add value to its intended customer. Doing so improves the experience we deliver to our customers. We make investments in technology and process improvement, utilize the LEAN framework, and expect these efforts to meaningfully impact our financial performance in the long-term.

●	Accelerate the Growth of Broadband and Managed IT Solutions that Create Market Differentiation. We are building on strength in designing and providing new products and solutions to our customers.

We believe we can create value for our shareholders by:

●	Driving revenue growth through increasing business broadband and managed IT service revenues,
●	Improving our operating and cash flow performance through margin management, and
●	Careful allocation of capital, including selectively investing success-based capital into opportunities that generate appropriate returns on investments.

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

Business services have experienced significant growth and we believe the incremental economics of business services are attractive. Given the demand from our customers for more bandwidth and services, we expect revenue growth from these customers to continue for the foreseeable future. We provide services such as voice and broadband, managed IT services including remote network monitoring and support, managed IT security and IT professional services, and long-distance services primarily over our own terrestrial network. We are continuing our efforts to position the Company as the premier Cloud Enabler for business in the state of Alaska.

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

Consumer

We also provide broadband and voice services to residential customers, including residential homes and multi-dwelling units. Given that our primary competitor has extensive quad play capabilities (video, voice, wireless and broadband) we target how and where we offer products and services to this customer group in order to maintain our returns. Our focus is to leverage the capabilities of our existing network and sell customers our highest available bandwidth. Our primary competitive advantage is that we offer reliable internet service without data caps, while our competitor, with certain exceptions, charges customers or throttles customers’ speeds for exceeding given levels of data usage. We also continue to expand product and service offerings to this customer group and have implemented fiber fed WiFi and certain fixed wireless technology solutions for providing broadband, all of which provided a basis for continued growth in this market in 2020.

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

The following table summarizes our primary sources of regulatory revenue and their contribution to total revenue in 2020 (dollars in thousands).

Source	Description	2020 Revenue	As a % of Regulatory Revenue	As a % of Total Revenue
Access Charges	Interstate and intrastate switched access are services based primarily on originating and terminating access minutes from other carriers. Special access is primarily access to dedicated circuits sold to wholesale customers, substantially all of which is generated from interstate services. Cellular access is the transport of local network services between switches for cellular companies based on individually negotiated contracts. Access charges have declined an average of approximately 11% annually over the past three years.	$3,418	8.3%	1.4%
Total Access Charges		$3,418	8.3%	1.4%

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

		$5,275	12.8%	2.2%

Other	Other non-pass-through surcharges are collected from our customers as authorized by the regulatory body. The amount charged is based on the type of line: single line business, multi-line business, consumer or lifeline. The rates are established based on federal or state orders. These charges are recorded as revenue and do not have a direct associated cost. Rather, they represent a revenue recovery mechanism established by the FCC or the Regulatory Commission of Alaska.	$9,882	24.0%	4.1%
Total Surcharges		$15,157	36.8%	6.3%

Federal and State Support
CAF II	In 2016, the FCC released the CAF Phase II order specific to Alaska Communications which transitioned from CAF Phase I frozen support to CAF Phase II. Funding under the new program generally requires the Company to provide broadband service to unserved locations throughout the designated coverage area by the end of a specified build-out period, and meet interim milestone build-out obligations. CAF II revenues are expected to be relatively stable through 2026.	$19,694	47.9%	8.2%

ENS	We are required by the State of Alaska to provide and maintain local services for retail and carrier-to-carrier telecommunication throughout certain local exchange facilities. Funds received from the State under the Essential Network Support ("ENS") program is to be used to fund capital expenditures or pay ongoing operation and maintenance expenses.	$2,873	7.0%	1.2%

Total Federal and State Support		$22,567	54.9%	9.4%

Total Regulatory Revenue		$41,142		17.1%

Total Revenue		$240,569

Executive Summary

As described below, the COVID-19 pandemic negatively impacted year-over-year operating income by approximately $1.7 million in 2020. While the pandemic did not have a material effect on the Company’s revenue, free or upgraded service with a total value of approximately $2.2 million was provided to certain customers in 2020.

Operating Revenues

Total revenue of $240.9 million increased $8.9 million, or 3.8%, in 2020 compared with 2019. Business and wholesale revenue increased $12.3 million reflecting a $9.0 million increase in total broadband revenue and a $4.8 million increase in equipment sales and installations. Rural health care revenue was $12.8 million and $14.2 million in 2020 and 2019, respectively. Consumer revenue of $36.6 million was down marginally year over year. As anticipated, regulatory access revenue declined $3.0 million due to the restructuring and contribution capping (and thereby reducing) of AUSF support. The COVID-19 pandemic did not have a material effect on revenue in 2020.

Operating Income

Operating income of $11.9 million in 2020 declined $10.0 million from $21.9 million in 2019. The growth in revenue was offset by higher operating expenses, including $9.6 million of merger transaction and termination costs and $1.5 million of incremental costs associated with the COVID-19 pandemic. These items are discussed in more detail below.

Operating Metrics

Business broadband average monthly revenue per user (“ARPU”) of $364.82 in 2020 increased from $342.05 in 2019. Business broadband connections of 14,652 at December 31, 2020, decreased from connections of 14,880 at December 31, 2019. We count connections on a unitary basis regardless of the size of the bandwidth. For example, a customer that has a 10MB connection is counted as one connection as is a customer with a 1MB connection. While we present metrics related to Business connections, we note that we manage Business and wholesale in terms of new Monthly Recurring Charges (“MRC”) sold. Achievement of sales performance in terms of MRC is the primary operating metric used by management to measure market performance. For competitive reasons, we do not disclose our sales or performance in MRC.

Consumer broadband connections of 30,598 at December 31, 2020 declined from 31,480 at December 31, 2019. Consumer broadband ARPU of $71.40 in 2020 increased from $68.89 in 2019.

The table below provides certain key operating metrics as of, or for, the periods indicated.

	2020	2019

Voice

At December 31:
Business access lines	65,294	68,242
Consumer access lines	20,578	22,829
For the year ended December 31:
ARPU business	$27.95	$26.38
ARPU consumer	$34.65	$34.44

Broadband

At December 31:
Business connections	14,652	14,880
Consumer connections	30,598	31,480
For the year ended December 31:
ARPU business	$364.82	$342.05
ARPU consumer	$71.40	$68.89

Liquidity

We generated cash from operating activities of $57.1 million in 2020 compared with $58.8 million in 2019. Results in 2020 reflect cash payments of $7.2 for transaction and termination costs and cash outflows of approximately $1.0 million for incremental cash expenditures associated with the COVID-19 pandemic.

In 2020 and 2019, we invested a total of $50.2 million and $45.5 million, respectively, in capital, including capitalized interest and net of the settlement of items accrued in previous periods. Success based capital spending was $30.3 million in 2020 compared with $30.1 million in 2019.

In 2020, we made a one-time cash dividend payment totaling $4.8 million.

Net debt (defined as total debt excluding debt issuance costs, less cash and cash equivalents) at December 31, 2020 was $151.9 million compared with $153.8 million at December 31, 2019. The decrease reflects lower outstanding debt largely offset by lower cash due in part to the payment of transaction and termination costs totaling $7.2 million.

Other Initiatives

We have expanded our network to 181,000 terrestrial and submarine fiber miles. In 2020, we secured additional spectrum through the FCC auction for licenses in the shared Citizens Broadband Radio Service. We also continue to expand our MDU offering utilizing fiber or fixed wireless backhaul, with more than 7,000 MDUs now served.

On December 31, 2020, the Company entered into a definitive agreement to be acquired by a newly formed entity owned by ATN International, Inc. and Freedom 3 Capital, LLC. The Company currently anticipates that the merger will close in the second half of 2021.

RESULTS OF OPERATIONS

The following tables summarize our results of operations for the years ended December 31, 2020 and 2019. Revenue information reflects the organization of revenue streams described in “Revenue Sources by Customer Group” above, combining revenue accounted for under ASC 606 and other guidance. All amounts are discussed at the consolidated level after the elimination of affiliate revenue and expense.

(in thousands)	2020	2019

Business and Wholesale Revenue
Business broadband	$64,238	$61,785
Business voice and other	28,936	28,660
Managed IT services	5,052	6,494
Equipment sales and installations	9,508	4,698
Wholesale broadband	49,878	43,310
Wholesale voice and other	5,256	5,617
Business and Wholesale Revenue	162,868	150,564
Growth in Business and Wholesale Revenue	8.2%
Consumer revenue
Broadband	27,180	26,589
Voice and other	9,379	10,431
Consumer Revenue	36,559	37,020

Total Business, Wholesale, and Consumer Revenue	199,427	187,584
Growth in Business, Wholesale and Consumer Revenue	6.3%
Growth in Broadband Revenue	7.3%

Regulatory Revenue
Access	21,448	24,416
High cost support	19,694	19,694
Total Regulatory Revenue	41,142	44,110

Total Revenue	$240,569	$231,694
Growth in Total Revenue	3.8%

	2020	2019
Operating expenses:
Cost of services and sale (excluding depreciation and amortization)	112,443	105,615
Selling, general and administrative	65,773	66,718
Transaction and termination costs	9,550	-
Depreciation and amortization	40,667	37,276
Loss on disposal of assets, net	240	156
Total operating expenses	228,673	209,765

Operating income	11,896	21,929

Other income and (expense):
Interest expense	(11,000)	(12,059)
Loss on extinguishment of debt	-	(2,830)
Interest income	174	385
Other	439	175
Total other income and (expense)	(10,387)	(14,329)

Income before income tax expense	1,509	7,600
Income tax expense	(2,665)	(2,765)
Net (loss) income	(1,156)	4,835
Less net loss attributable to noncontrolling interest	(83)	(93)

Net (loss) income attributable to Alaska Communications	$(1,073)	$4,928

Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019

Operating Revenue

The COVID-19 pandemic did not have a material effect on the Company’s revenue in 2020.

Business and Wholesale

Business and wholesale revenue of $162.9 million increased $12.3 million, or 8.2%, in 2020 from $150.6 million in 2019. Wholesale broadband revenue increased $6.6 million, business broadband revenue increased $2.5 million and equipment sales and installations increased $4.8 million. These increases were partially offset by a $1.4 million decline in managed IT services and $0.4 million decline in voice and other. The increase in business broadband revenue was due primarily to an increase in ARPU to $364.82 in 2020 from $342.05 in 2019, partially offset by a decline in connections from 14,880 to 14,652 and lower rural health care revenue. Rural health care revenue of $12.8 million in 2020 decreased from $14.2 million in 2019 and represented 5% and 6% of consolidated revenue in 2020 and 2019, respectively. The increase in business broadband revenue in 2020 also reflects $0.4 million resulting from the resolution of a funding issue with one of the Company’s rural health care customers.

While connections and ARPU serve as data points to support the analysis of period-over-period changes in revenue, they are not critical indicators utilized by the Company to manage the Business and Wholesale customer group.

Business and wholesale revenue included the amortization of deferred revenue in 2020 and 2019 as follows:

	2020	2019

GCI capacity revenue	$2,077	$2,071
Other deferred capacity revenue	4,593	2,584
Total deferred capacity revenue	6,670	4,655
Other deferred revenue	4,023	3,785
Total	$10,693	$8,440

Consumer

Consumer revenue of $36.6 million in 2020 declined $0.4 million, or 1.2%, from $37.0 million in 2019. Broadband revenue increased $0.6 million due to an increase in ARPU to $71.40 from $68.89, partially offset by a decline in connections to 30,598 from 31,480. Voice and other revenue decreased $1.0 million due primarily to 2,251 fewer connections, partially offset by an increase in ARPU to $34.65 from $34.44.

Regulatory

Regulatory revenue of $41.1 million decreased $3.0 million year over year due to lower access revenue resulting from reduced funding from the Alaska Universal Service Fund.

Operating Expenses

Cost of Services and Sales (excluding depreciation and amortization)

Cost of services and sales (excluding depreciation and amortization) of $112.4 million increased $6.8 million, or 6.5%, in 2020 from $105.6 million in 2019 due primarily to a $3.6 million increase in network support costs, a $2.0 million increase in labor costs and a $0.8 million increase in circuit installation costs. These increases are inclusive of approximately $0.8 million in costs associated with the COVID-19 pandemic, consisting primarily of incremental costs incurred due to delays in the activation of satellite service and disconnection of higher-cost third-party circuits as a result of travel restrictions, and incremental costs incurred from customer utilization of long-distance services. These increases were partially offset by lower utility costs and other expenses.

Selling, General and Administrative

Selling, general and administrative expenses of $65.8 million decreased $0.9 million, or 1.4%, in 2020 from $66.7 million in 2019 due primarily to lower labor costs and a decrease in the provision for doubtful accounts receivable. Labor costs in 2019 included $1.7 million of termination benefit expense for the Company’s former CEO. These decreases are net of approximately $0.7 million in incremental costs associated with the COVID-19 pandemic, including the write-off of prepaid services to a vendor that ceased operations, an increase in the provision for doubtful accounts receivable and installation costs for free services.

Transaction and Termination Costs

The Company incurred costs totaling $9.6 million in 2020 associated with the Merger Agreement and the terminated agreement with Macquarie Capital and GCM Grosvenor. These costs consist of attorney, financial advisory and other fees of $2.8 million and a termination fee of $6.8 million paid upon termination of the merger agreement with Macquarie Capital and GCM Grosvenor as required under that agreement.

Depreciation and Amortization

Depreciation and amortization expense of $40.7 million increased $3.4 million, or 9.1%, in 2020 from $37.3 million in 2019. This increase was due primarily to the completion of various capital projects.

Other Income and Expense

Interest expense of $11.0 million in 2020 declined from $12.1 million in 2019 due to a lower average interest rate and reduced borrowing levels. The loss on extinguishment of debt of $2.8 million in 2019 was associated with the settlement of the 2017 Senior Credit Facility in the first quarter.

Income Taxes

Income tax expense was $2.7 million on income before income of $1.5 million in 2020. Income tax expense included the effect of non-deductible transaction and termination costs totaling $7.6 million, which consisted primarily of the $6.8 million termination fee paid upon termination of the merger agreement with Macquarie Capital and GCM Grosvenor. Excluding the effect of non-deductible transaction and termination costs, the Company’s effective tax rate was 30.5% in 2020.

Income tax expense and the effective tax rate in 2019 was $2.8 million and 36.4%, respectively, and includes the impact of permanent book to tax differences of $0.6 million and 8.1%, respectively.

Net Loss Attributable to Noncontrolling Interest

The net loss attributable to the noncontrolling interest of our joint venture with Quintillion Holdings, LLC was $83 thousand and $93 thousand in 2020 and 2019, respectively.

Net (Loss) Income Attributable to Alaska Communications

The net loss attributable to Alaska Communications of $1.1 million in 2020 compares with net income of $4.9 million in 2019. The year over year results reflect the revenue and expense items discussed above.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

We satisfied our cash requirements for operations, capital expenditures, dividend payments and scheduled debt service under our 2019 Senior Credit Facility in 2020 through internally generated funds and cash on hand. At December 31, 2020, we had $19.6 million in cash and cash equivalents and $20.0 million available under our revolving credit facility.

A summary of significant sources and use of funds for the years ended December 31, 2020 and 2019 is as follows:

(in thousands)	2020	2019
Net cash provided by operating activities	$57,119	$58,815
Capital expenditures	$(48,243)	$(44,764)
Capitalized interest	$(1,364)	$(1,379)
Change in unsettled capital expenditures	$(579)	$640
Repayments of long-term debt	$(8,908)	$(174,040)
Proceeds from the issuance of long-term debt	$-	$180,000
Debt issuance costs	$-	$(2,683)
Cash paid for debt extinguishment	$-	$(1,252)
Payment of cash dividend on common stock	$(4,836)	$-
Purchases of treasury stock	$-	$(1,812)
Interest paid (1)	$11,137	$12,228
Income taxes refunded, net (1)	$4,307	$5,041

(1)	Included in net cash provided by operating activities.

Cash Flows from Operating Activities

Cash provided by operating activities of $57.1 million in 2020 reflects net income excluding non-cash items (defined as cash provided by operating activities excluding changes in operating assets and liabilities) of $41.3 million and receipts associated with deferred revenue arrangements of $23.8 million, partially offset by upfront payments of $8.3 million associated with the lease of dark fiber to be utilized in the provision of services under deferred revenue arrangements. Cash provided by operating activities in 2020 reflects transaction and termination cost payments of $7.2 million, consisting primarily of the $6.8 million payment associated with termination of the agreement with Macquarie Capital and GCM Grosvenor, and cash outflows of approximately $1.0 million for incremental cash expenditures associated with the COVID-19 pandemic.

Cash provided by operating activities of $58.8 million in 2019 reflects net income excluding non-cash items of $48.8 million, $9.1 million of cash receipts associated with deferred revenue lease arrangements and a $1.0 million net decrease in accounts receivable and other assets and liabilities. Cash receipts from the rural health care program were $14.5 million in 2019.

Interest payments, net of cash interest income and including capitalized interest, were $11.1 million and $12.2 million in 2020 and 2019, respectively. Through interest rate swaps entered into on June 28, 2019, interest on approximately 75% of the term loan components of our 2019 Senior Credit Facility at December 31, 2020 was substantially fixed at an annual rate of 6.1735% for the period January 2021 through June 2022.

Cash Flows from Investing Activities

Cash used by investing activities of $50.2 million in 2020 consisted of expenditures on capital (capital expenditures including capitalized interest and net of the change in unsettled capital expenditures) totaling $50.2 million. Of $48.2 million incurred in 2020, $30.3 million was success based.

Cash used by investing activities of $45.5 million in 2019 consisted of expenditures on capital totaling $45.5 million. Of $44.8 million incurred in 2019, $30.1 million was success based versus maintenance.

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

Cash Flows from Financing Activities

Cash used by financing activities of $14.0 million in 2020 included principal payments on the 2019 Senior Credit Facility totaling $8.9 million, including a prepayment of $2.1 million required due to the generation of excess cash flow in 2019. On March 9, 2020, the Company’s Board of Directors declared a one-time cash dividend of $0.09 per share of common stock payable on June 18, 2020 to shareholders of record as of the close of business on April 20, 2020. The dividend payment totaled $4.8 million.

Cash used by financing activities was $29 thousand in 2019. Proceeds from the issuance of long-term debt of $180.0 million consisted of the Term A Facility of the 2019 Senior Credit Facility. Repayments of long-term debt of $174.0 million consisted primarily of settlement of the 2017 Senior Credit Facility and the principal payments totaling $2.3 million on the 2019 Senior Credit Facility. Debt discount, issuance and extinguishment payments totaling $3.9 million were associated with the refinancing transaction. Payments of $1.8 million were made for the repurchase of the Company’s common shares.

Liquidity and Capital Resources

Consistent with our history, our current and long-term liquidity could be impacted by a number of challenges, including, but not limited to: (i) potential future reductions in our revenues resulting from governmental and public policy changes, including regulatory actions affecting inter-carrier compensation, changes in revenue from Universal Service Funds, and the timing of Rural Health Care Program funding receipts; (ii) servicing our debt and funding principal payments; (iii) the funding of other obligations, including our pension plans and lease commitments; (iv) competitive pressures in the markets we serve; (v) the capital intensive nature of our industry; (vi) our ability to respond to and fund the rapid technological changes inherent to our industry, including new products; (vii) funding of costs associated with the Merger Agreement; and (viii) our ability to obtain adequate financing to support our business and pursue growth opportunities.

We are responding to these challenges by (i) driving top line growth in broadband service revenues with a focus on business and wholesale customers; (ii) managing our cost structure to deliver consistent Adjusted EBITDA and Adjusted Free Cash flow performance; and (iii) prioritizing our capital spending.

As described above in the discussion of cash flows, the COVID-19 pandemic resulted in an approximately $1.0 million reduction in cash provided by operating activities in 2020. However, it has not impacted the Company’s access to capital and financial resources, debt service and compliance with its debt covenants and overall liquidity through December 31, 2020. Management does not currently expect that it will have a material impact during the next twelve months. The Company has identified and implemented actions to proactively mitigate actual and potential impacts. This is a rapidly evolving situation and we cannot predict the extent or duration of the pandemic, its effects on the global, national or local economy and its longer-term effects on the demand for our products and services, operations, financial condition, results of operations or cash flows, which could be material. We will continue to closely monitor the situation and make the appropriate adjustments to our operations as required and appropriate.

In February 2021, the Company and the Municipality of Anchorage entered into an agreement under which utility relief will be made available to certain of the Company’s residential and small business customers located in Anchorage. The program is supported by a grant from the Municipality of Anchorage. The funds will be applied by the Company to the accounts of customers who have experienced financial hardship related to the COVID-19 pandemic and meet other requirements, subject to certain terms and conditions. Maximum funding under the grant is $0.7 million and is currently expected to be received during 2021.

Certain of our capital projects are prefunded, in part, by the customer to whom the associated services will be provided. We also enter into lease agreements, including for dark fiber, requiring significant long-term funding commitments. The leased fiber is typically subleased to our customers who, in some cases, prefund their payments to the Company.

As of December 31, 2020, total long-term obligations outstanding, including current portion, were $171.6 million, consisting of $168.9 million in term loans under our 2019 Senior Credit Facility and $2.7 million in capital lease and other obligations. As of December 31, 2020, we had $19.6 million in cash and access to the full amount of the $20.0 million revolving credit facility under our 2019 Senior Credit Facility. Certain deferred revenue lease arrangements for which cash was received in advance require future investments in capital to support the service to be provided.

We believe that we will have sufficient cash on hand, cash provided by operations and available borrowing capacity under our 2019 Senior Credit Facility to service our debt, and fund our operations, capital expenditures and other obligations over the next twelve months. However, our ability to make such an assessment is dependent upon our future financial performance, which is subject to future economic conditions and to financial, business, regulatory, competitive entry and many other factors, many of which are beyond our control and could impact us during the time period of this assessment. See Item 1A. Risk Factors in this Annual Report on Form 10-K for further information regarding these risks.

2019 Senior Credit Facility

The 2019 Senior Credit Facility consists of an Initial Term A Facility in the amount of $180 million, a Revolving Facility in an amount not to exceed $20 million and a Delayed-Draw Term A Facility in an amount not to exceed $25 million. The 2019 Senior Credit Facility also provides for Incremental Term A Loans up to an aggregate principal amount of the greater of $60 million and trailing twelve month EBITDA, as defined. On January 15, 2019, proceeds from the Initial Term A Facility of $180 million were used to repay in full the outstanding principal balance of the Term A-1 Facility and Term A-2 Facility under the Company’s 2017 Senior Credit Facility totaling $171.8 million, plus accrued and unpaid interest, pay fees and expenses associated with the Agreement and for general corporate purposes.

Principal payments on the Initial Term A Facility, Delayed-Draw A Facility and any amounts outstanding under the Incremental Term A Loans are due commencing in the third quarter of 2019 as follows: the third quarter of 2019 through the second quarter of 2020 – $1,125 per quarter; the third quarter of 2020 through the second quarter of 2022 – $2,250 per quarter; the third quarter of 2022 through the second quarter of 2023 – $3,375 per quarter; and the third quarter of 2023 through the fourth quarter of 2023 – $4,500 per quarter. The remaining outstanding principal balance, including any amounts outstanding under the Revolving Facility, is due on January 15, 2024. This schedule is subject to mandatory prepayments under certain conditions, including the Company’s generation of excess cash flow as defined in the Agreement. As a result of the generation of excess cash flow in 2019, a prepayment of principal in the amount or $2,104 was required in the first quarter of 2020.

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

The actual net total leverage ratio was 2.51 at December 31, 2020.

Fixed Charge Coverage Ratio: The ratio of our (a) Consolidated EBITDA for the applicable period (as defined below) to (b) (i) the sum of, for the same period, consolidated interest expense, capital expenditures (with certain exceptions), long term indebtedness (with certain exceptions) required to be paid, capital lease obligations required to be paid, restricted payments, cash payments for income taxes, (ii) minus, for the same period, specified capital expenditures. The remaining applicable periods for purposes of calculating this ratio are the four consecutive fiscal quarters ending December 31, 2020 and thereafter. The minimum fixed charge coverage ratio is 1.10 to 1.00. The actual fixed charge coverage ratio was 1.37 at December 31, 2020.

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

The Initial Term A Facility, Revolving Facility, Delayed-Draw Facility and Incremental Term A Loans bear interest at LIBOR plus 4.5% per annum.

The weighted interest rate on the 2019 Senior Credit Facility was 5.81% at December 31, 2020.

Under the terms of the 2019 Senior Credit Facility, the Company is required to hedge interest payments on a minimum of $90.0 million, or 50%, of the outstanding principal. On June 28, 2019, the Company entered into interest rate swaps in the total notional amount of $135.0 million, effectively fixing the interest payments on 75% of the outstanding principle. Reference rate reform and the eventual transition from LIBOR-based interest rate expense is not expected to have a material effect on the Company’s interest expense, interest payments or liquidity.

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

Other Matters

In 2019, the Company repurchased 1 million shares of its common stock at a weighted average price of $1.81 per share with an aggregate value of $1,812. The repurchases were under a program authorized by the Company’s Board of Directors effective March 13, 2017 through December 31, 2019 and were accounted for as treasury stock.

The Federal Communications Act requires the FCC to establish a universal service program to ensure that affordable, quality telecommunications services are available to all Americans. We have received universal support in several forms, including support from the Federal Rural Health Care universal service support mechanism, which supports telemedicine and rural health care communications through increased connectivity. This program has been in existence since 1999 and is an important contributor in supporting health care programs in high cost areas of the United States, including Alaska. Following funding caps for the rural health care program in 2017, the FCC announced an increase in the annual program funding cap to $571 million from the prior cap of $400 million. This FCC order also provided for an annual adjustment to the funding cap to reflect inflation and the establishment of a process to carry forward unused funds from past funding years for use in future funding years. As of December 31, 2020, USAC had issued funding commitment letters for all of the Company’s rural health care customer applications for Funding Year 2018 (July 1, 2018 through June 30, 2019). For Funding Year 2019 (July 1, 2019 through June 30, 2020), the FCC had approved the Company’s cost-based rural rates and USAC had issued funding commitment letters. In January 2021, the FCC approved the company’s cost-based rural rates for Funding Year 2020 (July 1, 2020 through June 30, 2021) and USAC began issuing funding commitment letters in March 2021. We recorded revenue from the rural health care program of $12.8 million in 2020 and $14.2 million in 2019. Our accounts receivable balance for rural health care customers, net of amounts reserved, was $7.8 million at December 31, 2020 and $6.8 million at December 31, 2019. As a result of USAC’s more rigorous review in recent years of requests for support from the Telecommunications Program, the Company has received inquiries and requests for information from USAC about compliance with service eligibility and rate requirements, both with respect to both current and past funding requests. Due to the geographic remoteness and the limited availability of staff, telemedicine will be a key facilitator of more timely and advanced medical attention across the state of Alaska and the demand for technology-enabled health care delivery will remain strong. We currently believe that the rural health care market will continue to grow in future years and will continue to be an important part of our business. However, as a business matter, we intend to continue factoring any uncertainty into our future planning.

OUTLOOK

Operating Results, Liquidity and Capital Resources

We expect to see continued strength in business and wholesale revenues, led by broadband revenue and managed IT services, focused on the larger enterprise and carrier customer segments. These revenue increases are driven by continued demand for broadband as businesses migrate their IT infrastructure to the cloud, deployment of small cell networks, growth in managed IT services, investments by Federal agencies in long haul broadband infrastructure and continued progress in serving new school districts. Continued state of Alaska budget constraints and impacts from the COVID-19 pandemic may negatively impact these growth opportunities. We expect to see solid performance from our carrier and federal customers as well as opportunities in markets enabled by the North Slope networks. Driven by our network investments in fiber fed wifi, CBRS spectrum and fixed wireless, we expect to strengthen our competitive position serving small business and residential customers, including through the expansion of MDUs. Growth in these areas is expected to be somewhat offset by continued pressure in the rural health care program.

Additionally, we are focused on continued implementation of the CAF II program and expect to meet our obligations for 2021.

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

Based on our evaluation using the Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2020.

Our independent registered public accounting firm has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020, and its report is included in “Item 8, Financial Statements and Supplementary Data” of the Annual Report on Form 10-K.

c.	Changes in Internal Control over Financial Reporting.

During the fourth quarter of 2020, we completed a series of changes to our information technology environment, including the implementation of certain critical new systems associated with sales and opportunities, customer service delivery, operational support, customer billing and collection, analytics, and other applications. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated any changes in our internal control over financial reporting that occurred during the fourth quarter of 2020, including changes resulting from the implementation of new systems as described above, and have concluded that there were no changes to our internal control over financial reporting that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated into this Form 10-K by reference to our Proxy Statement for our 2021 Annual Meeting of Stockholders or will be filed as an amendment to this Form 10-K on or before 120 days following December 31, 2020.

Item 11. Executive Compensation

Information on compensation of our directors and executive officers is incorporated into this Form 10-K by reference to our Proxy Statement for our 2021 Annual Meeting of Stockholders or will be filed as an amendment to this Form 10-K on or before 120 days following December 31, 2020.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information with respect to security ownership of certain beneficial owners and management is incorporated into this Form 10-K by reference to our Proxy Statement for our 2021 Annual Meeting of Stockholders or will be filed as an amendment to this Form 10-K on or before 120 days following December 31, 2020.

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plans	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (1) (b)	Number of securities remaining available for future issuance under equity compensation plans (2) (excluding securities reflected in column (a)) (c)

Approved by security holders:
Restricted stock	2,227,269	$-	2,404,020

(1)	Outstanding rights consist of stock units without any exercise price.
(2)

As of December 31, 2020, the number of shares remaining for issuance under equity compensation plans included 1,757,345 shares under the 2011 Plan and 646,675 under the Company’s 2012 Employee Stock Purchase Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information with respect to such contractual relationships is incorporated into this Form 10-K by reference to our Proxy Statement for our 2021 Annual Meeting of Stockholders or will be filed as an amendment to this Form 10-K on or before 120 days following December 31, 2020.

Item 14. Principal Accountant Fees and Services

Information on our audit committee’s pre-approval policy for audit services and information on our principal accounting fees and services is incorporated into this Form 10-K by reference to our Proxy Statement for our 2021 Annual Meeting of Stockholders or will be filed as an amendment to this Form 10-K on or before 120 days following December 31, 2020.

PART IV

Item 15. Exhibit and Financial Statement Schedules

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

Exhibit No.	Exhibit	Where Located

2.1**	Agreement and Plan of Merger, by and among the Company, Parent and Merger Sub., dated December 31, 2020	Exhibit 2.1 to Form 8-K (filed January 4, 2021)

2.2**	Amendment No. 1 to Amended and Restated Agreement and Plan of Merger, dated December 21, 2020, by and among the Company, Parent and Merger Sub.	Exhibit 2.1 to Form 8-K (filed December 22, 2020)

2.3**	Amended and Restated Agreement and Plan of Merger, dated December 10, 2020, by and among the Company, Parent and Merger Sub.	Exhibit 2.1 to Form 8-K (filed December 10, 2020)

2.4**	Agreement and Plan of Merger by and among Alaska Communications Systems Group, Inc., Juneau Parent Co, Inc. and Juneau Merger Co, Inc., dated November 3, 2020.	Exhibit 2.1 to Form 8-K (filed November 3, 2020)

2.5**	Stock Purchase Agreement, dated April 1, 2008, by and among the Registrant, Crest Communications Corporation, and the selling stockholders specified therein.	Exhibit 2.1 to Form 8-K (filed April 7, 2008)

2.6	Asset Purchase and Contribution Agreement, dated as of June 4, 2012, among Alaska Communications Systems Group, Inc., General Communication, Inc., ACS Wireless, Inc., GCI Wireless Holdings, LLC and The Alaska Wireless Network, LLC, with Form of First Amended and Restated Operating Agreement of The Alaska Wireless Network, LLC among The Alaska Wireless Network, LLC, GCI Wireless Holdings, LLC, ACS Wireless, Inc., Alaska Communications Systems Group, Inc. and General Communication, Inc. attached thereto as Exhibit A (portions of this Exhibit have been omitted pursuant to a request for confidential treatment under Rule 24b-2 under the Securities Exchange Act of 1934).	Exhibit 2.1 to Form 8-K (filed August 6, 2012)

2.7	Amendment, dated as October 1, 2012, to Asset Purchase and Contribution Agreement, dated as of June 4, 2012, among Alaska Communications Systems Group, Inc., General Communication, Inc., ACS Wireless, Inc., GCI Wireless Holdings, LLC and The Alaska Wireless Network, LLC.	Exhibit 2.1 to Form 8-K (filed October 2, 2012)

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	Exhibit 3.1 to Form S-1/A File No. 333-888753 (filed November 17,1999)

3.2	Amended and Restated By-Laws of Alaska Communications Systems Group, Inc, as Amended and Restated as of November 2, 2020.	Exhibit 3.1 to Form 8-K (filed November 3, 2020)

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock of Alaska Communications Systems Group, Inc.	Exhibit 3.1 to Form 8-K (filed January 9, 2018)

4.1	Specimen of Common Stock Certificate.	Exhibit 4.1 to Form S-1/A File No. 333-888753 (filed November 17, 1999)

4.2	Section 382 Tax Benefits Preservation Plan, dated as of January 8, 2018 by and between Alaska Communications Systems Group, Inc. and Computershare Trust Company, N.A., as Rights Agent.	Exhibit 4.1 to Form 8-K (filed January 9, 2018)

4.3	Amendment No. 1, dated as of October 15, 2019, to the Tax Benefits Preservation Plan, dated as of January 8, 2018, by and between Alaska Communications Systems Group, Inc. and Computershare Trust Company, N.A., as Rights Agent.	Exhibit 4.1 to Form 8-K (filed October 18, 2019)

4.4	Certificate of Elimination of the Series A Junior Participating Preferred Stock.	Exhibit 4.2 to Form 8-K (filed October 18, 2019)

4.5	Description of Alaska Communications Systems Group, Inc.’s Securities	Filed herewith

10.1*	Alaska Communications Systems Group, Inc. 1999 Stock Incentive Plan.	Exhibit 10.8 to Form S-1/A File No. 333-888753 (filed November 17, 1999)

10.2*	Form of Restricted Stock Agreement between the Registrant and certain participants in the Registrant’s 1999 Stock Incentive Plan.	Exhibit 10.1 to Form 10-Q (filed August 3, 2007)

10.3*	Form of Performance Share Unit Agreement.	Exhibit 99.1 to Form 8-K/A (filed June 12, 2008)

10.4*	Form of Performance Cash Award Agreement	Exhibit 99.1 to Form 8-K (filed September 13, 2018)

10.5*	Form of Time-Based Cash Award Agreement	Exhibit 99.2 to Form 8-K (filed September 13, 2018)

10.6*	Amendment to Alaska Communications Systems Group, Inc. 1999 Stock Incentive Plan.	Exhibit 10.5 to Form 10-K (filed March 9, 2010)

10.7*	Alaska Communications Systems Group, Inc. 1999 Non-Employee Director Compensation Plan.	Exhibit 10.9 to Form S-1/A File No. 333-888753 (filed November 17, 1999)

10.8*	Amendment to Alaska Communications Systems Group, Inc. 1999 Non-Employee Director Compensation Plan.	Exhibit 10.7 to Form 10-K (filed March 9, 2010)

10.9*	Alaska Communications Systems Group, Inc. 2020 Non-Employee Director Compensation and Reimbursement Policy	Exhibit 10.1 to Form 10-Q (filed August 10, 2020)

10.10*	Alaska Communications Systems Group, Inc. 1999 Employee Stock Purchase Plan.	Exhibit 10.10 to Form S-1/A File No. 333-888753 (filed November 17, 1999)

10.11*	Alaska Communications Systems Group, Inc. 2012 Employee Stock Purchase Plan.	Appendix A to Schedule 14A (filed April 25, 2012)

10.12*	Amendment to Alaska Communications Systems Group, Inc. 1999 Employee Stock Purchase Plan.	Exhibit 10.9 to Form 10-K (filed March 9, 2010)

10.13	Alaska Communications Systems Group, Inc. Amended and Restated 2012 Employee Stock Purchase Plan	Exhibit 10.2 to Form 10-Q (filed August 10, 2020)

10.14	Collective Bargaining Agreement, effective January 1, 2018, between Alaska Communications Systems Holdings, Inc. and the International Brotherhood of Electrical Workers, Local Union No. 1547.	Exhibit 10.1 to Form 8-K (filed March 5, 2018)

10.15	Confirmations of Convertible Bond Hedges by and between Alaska Communications Systems Group, Inc. and certain affiliates of the Initial Purchasers.	Exhibit 10.2 to Form 8-K (filed April 14, 2008)

10.16	Confirmations of Warrant Transactions by and between Alaska Communications Systems Group, Inc. and certain affiliates of the Initial Purchasers.	Exhibit 10.3 to Form 8-K (filed April 14, 2008)

10.17	First Amended and Restated Credit Agreement, dated as of January 15, 2019, by and among Alaska Communications, as the borrower, the Company and certain of its direct and indirect subsidiaries, as guarantors, ING Capital LLC, as administrative agent, and the lenders party thereto (portions redacted as marked pursuant to a confidential treatment request made with the Securities and Exchange Commission).	Exhibit 10.1 to Form 8-K (filed January 22, 2019)

10.18	First Amendment to First Amended and Restated Credit Agreement, dated as of December 21, 2020.	Exhibit 10.1 to Form 8-K (filed February 10, 2021)

10.19	Purchase Agreement, dated May 4, 2011, by and among the Company, the Guarantors named therein and J.P. Morgan Securities LLC, as representative of the several initial purchasers name therein.	Exhibit 10.1 to Form 8-K (filed May 11, 2011)

10.20*	Alaska Communications Systems Group, Inc. 2011 Incentive Award Plan Restricted Stock Unit Agreement.	Exhibit 10.1 to Form 8-K (filed July 8, 2011)

10.21*	Alaska Communications Systems Group, Inc. 2011 Incentive Award Plan Performance Stock Unit Agreement.	Exhibit 10.2 to Form 8-K (filed July 8, 2011)

10.22*	Alaska Communications Systems Group, Inc. Post-Employment Stock Incentive Award Vesting Policy.	Exhibit 10.3 to Form 8-K (filed July 8, 2011)

10.23*	Employment Arrangement between the Company and Leonard Steinberg.	Exhibit 10.1 to Form 8-K (filed January 26, 2012)

10.24*	The Alaska Communications Systems Group, Inc. Amended and Restated 2011 Incentive Award Plan.	Exhibit 99.1 to Form S-8 File No. 333-226124 (Filed July 11, 2018)

10.25	Purchase and Sale Agreement, dated December 4, 2014, by and between ACS, GCI, ACS Wireless, GCI Wireless, and AWN.	Exhibit 10.1 to Form 8-K (filed March 5, 2015)

10.26*	Employment Agreement between Alaska Communications Systems Group, Inc. and Anand Vadapalli entered into on August 5, 2015.	Exhibit 10.1 to Form 8-K (filed August 7, 2015)

10.27*	Employment Arrangement between Alaska Communications Systems Group, Inc. and Laurie Butcher.	Exhibit 10.1 to Form 8-K (filed November 29, 2018)

10.28*	The Alaska Communications Systems Group, Inc. 2016 Officer Severance Policy.	Exhibit 10.2 to Form 8-K (filed November 29, 2018)

10.29*	2015 Alaska Communications Systems Group, Inc. Non-Employee Director Compensation and Reimbursement Policy.	Exhibit 10.1 to Form 10-Q (filed May 9, 2016)

10.30	Credit Agreement, dated as of March 13, 2017, by and among Alaska Communications, as the borrower, the Company and certain of its direct and indirect subsidiaries, as guarantors, ING Capital LLC, as administrative agent, and the lenders party thereto.	Exhibit 10.1 to Form 8-K (filed March 15, 2017)

10.31*	Compensation Letter from Alaska Communications Systems Group, Inc. to Leonard Steinberg dated March 26, 2019.	Exhibit 10.2 to Form 10-Q (filed May 10, 2019)

10.32*	Compensation Letter from Alaska Communications Systems Group, Inc. to Laurie Butcher dated March 26, 2019.	Exhibit 10.3 to Form 10-Q (filed May 10, 2019)

10.33*	Employment Agreement between Alaska Communications Systems Group, Inc. and Diedre L. Williams dated September 20, 2019.	Exhibit 10.1 to Form 8-K (filed September 26, 2019)

10.34*	Employment Agreement between Alaska Communications Systems Group, Inc. and William H. Bishop effective October 14, 2019.	Exhibit 10.1 to Form 8-K (filed October 15, 2019)

10.35*	Compensation Letter between Alaska Communications Systems Group, Inc. and William H. Bishop dated July 5, 2019.	Exhibit 10.1 to Form 8-K (filed July 2, 2019)

10.36*	Separation Agreement and Officer’s Release between Alaska Communications Systems Group, Inc. and Anand Vadapalli dated June 12, 2019.	Exhibit 10.4 to Form 10-Q (filed August 8, 2019)

10.37*	First Amendment to Employment Agreement between Anand Vadapalli and Alaska Communications Systems Group, Inc. entered into on August 5, 2015.	Exhibit 10.1 to Form 8-K (filed October 6, 2017)

10.38*	Second Amendment to Employment Agreement between Anand Vadapalli and Alaska Communications Systems Group, Inc. entered into on August 5, 2015.	Exhibit 10.1 to Form 8-K (filed May 14, 2018)

10.39*	Form of Director’s and Officer’s Indemnification Agreement	Exhibit 10.1 to Form 8-K (filed December 22, 2017)

21.1	Subsidiaries of the Registrant	Filed herewith

23.1	Consent of Moss Adams LLP relating to the audited financial statements of Alaska Communications Systems Group, Inc.	Filed herewith

31.1	Certification of William Bishop, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of Laurie Butcher, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1	Certification of William Bishop, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

32.2	Certification of Laurie Butcher, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101)	Filed herewith

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

Date: March 16, 2021         Alaska Communications Systems Group, Inc.

By:	/s/ William Bishop

William Bishop
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William Bishop William Bishop	President and Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2021

/s/ Laurie Butcher Laurie Butcher	Chief Financial Officer (Principal Financial Officer)	March 16, 2021

/s/ Tiffany Hoogerhyde Tiffany Hoogerhyde	Vice President, Finance and Controller (Principal Accounting Officer)	March 16, 2021

/s/ David W. Karp David W. Karp	Chairman of the Board of Directors	March 16, 2021

/s/ Peter D. Aquino Peter D. Aquino	Director	March 16, 2021

/s/ Wayne Barr, Jr. Wayne Barr, Jr.	Director	March 16, 2021

/s/ Benjamin C. Duster, IV Benjamin C. Duster, IV	Director	March 16, 2021

/s/ Shelly Lombard Shelly Lombard	Director	March 16, 2021

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Alaska Communications Systems Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Alaska Communications Systems Group, Inc. (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of comprehensive (loss) income, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2020 and 2019, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2021, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition – Identification of Performance Obligations

As described in Note 3 to the consolidated financial statements, business and wholesale broadband revenue approximated $106 million for the year ended December 31, 2020. At contract inception, the Company assesses the goods and services promised to the customer and identifies the performance obligation for each promise to transfer a good or service that is distinct. The Company considers all performance obligations whether they are explicitly stated in the contract or are implied by customary business practices.

We identified business and wholesale broadband revenue recognition, and in particular, the identification of distinct performance obligations as a critical audit matter because determining whether the Company’s promise to transfer a good or service is separately identifiable requires significant management judgment, taking into account all of the facts and circumstances, and in turn led to significant and subjective auditor judgment in performing procedures and evaluating audit evidence obtained.

The primary procedures we performed to address this critical audit matter included:

●

Testing the design, implementation, and operating effectiveness of internal controls over the occurrence, completeness, and timing of business and wholesale broadband revenue recognition, including controls designed to identify performance obligations.

●

Testing a selection of business and wholesale broadband customer contracts to perform substantive procedures relating to the Company’s revenue recognition conclusions, including, but not limited to, reviewing each contract selected to determine whether the Company’s identified performance obligation is capable of being distinct and the promise to transfer the good or service is distinct within the context of the contract.

/s/ Moss Adams LLP

Spokane, Washington

March 16, 2021

We have served as the Company’s auditor since 2016.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Alaska Communications Systems Group, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Alaska Communications Systems Group, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of comprehensive (loss) income, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”) and our report dated March 16, 2021, expressed an unqualified opinion on those consolidated financial statements.

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

/s/ Moss Adams LLP

Spokane, Washington

March 16, 2021

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Consolidated Balance Sheets

December 31, 2020 and 2019

(In Thousands, Except Per Share Amounts)

	2020	2019
Assets
Current assets:
Cash and cash equivalents	$19,644	$26,662
Restricted cash	1,326	1,331
Short-term investments	434	434
Accounts receivable, net	41,893	34,354
Materials and supplies	7,624	8,900
Prepayments and other current assets	6,404	9,617
Total current assets	77,325	81,298

Property, plant and equipment	1,452,943	1,424,904
Less: accumulated depreciation and amortization	(1,062,027)	(1,042,546)
Property, plant and equipment, net	390,916	382,358

Operating lease right of use assets	89,821	80,991
Other assets	11,370	12,598
Total assets	$569,432	$557,245

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term obligations	$9,067	$8,906
Accounts payable, accrued and other current liabilities	49,700	42,869
Operating lease liabilities - current	3,392	2,795
Total current liabilities	62,159	54,570

Long-term obligations, net of current portion	159,641	167,476
Deferred income taxes	5,846	4,403
Operating lease liabilities - noncurrent	81,103	78,767
Other long-term liabilities, net of current portion	94,764	78,520
Total liabilities	403,513	383,736
Commitments and contingencies
Alaska Communications stockholders' equity:
Common stock, $0.01 par value; 145,000 authorized; 54,875 issued and 53,875 outstanding at December 31, 2020; 54,085 issued and 53,085 outstanding at December 31, 2019	549	541
Treasury stock	(1,812)	(1,812)
Additional paid in capital	163,317	161,844
Retained earnings	9,442	15,367
Accumulated other comprehensive loss	(6,340)	(3,277)
Total Alaska Communications stockholders' equity	165,156	172,663
Noncontrolling interest	763	846
Total stockholders' equity	165,919	173,509
Total liabilities and stockholders' equity	$569,432	$557,245

See Notes to Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Consolidated Statements of Comprehensive (Loss) Income

Years Ended December 31, 2020 and 2019

(In Thousands, Except Per Share Amounts)

	2020	2019

Operating revenues	$240,569	$231,694

Operating expenses:
Cost of services and sales (excluding depreciation and amortization)	112,443	105,615
Selling, general and administrative	65,773	66,718
Transaction and termination costs	9,550	-
Depreciation and amortization	40,667	37,276
Loss on disposal of assets, net	240	156
Total operating expenses	228,673	209,765

Operating income	11,896	21,929

Other income and (expense):
Interest expense	(11,000)	(12,059)
Loss on extinguishment of debt	-	(2,830)
Interest income	174	385
Other	439	175
Total other income and (expense)	(10,387)	(14,329)

Income before income tax expense	1,509	7,600

Income tax expense	(2,665)	(2,765)

Net (loss) income	(1,156)	4,835

Less net loss attributable to noncontrolling interest	(83)	(93)

Net (loss) income attributable to Alaska Communications	(1,073)	4,928

Other comprehensive (loss) income:
Minimum pension liability adjustment	(1,683)	(161)
Income tax effect	480	46
Amortization of defined benefit plan (gain) loss	(102)	67
Income tax effect	28	(19)
Interest rate swap marked to fair value	(3,901)	(40)
Income tax effect	1,109	11
Reclassification of loss (gain) on interest rate swaps	1,405	(706)
Income tax effect	(399)	200
Total other comprehensive loss	(3,063)	(602)

Total comprehensive (loss) income attributable to Alaska Communications	(4,136)	4,326

Net loss attributable to noncontrolling interest	(83)	(93)
Total other comprehensive income attributable to noncontrolling interest	-	-
Total comprehensive loss attributable to noncontrolling interest	(83)	(93)

Total comprehensive (loss) income	$(4,219)	$4,233

Net (loss) income per share attributable to Alaska Communications:
Basic	$(0.02)	$0.09
Diluted	$(0.02)	$0.09
Weighted average shares outstanding:
Basic	54,013	53,379
Diluted	54,013	54,277

See Notes to Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2020 and 2019

(In Thousands, Except Per Share Amounts)

	2020	2019

Number of Common Shares Issued and Outstanding
Balance at beginning of period	53,085	53,268
Issuance of common stock pursuant to stock plans, $.01 par	790	817
Purchases of common stock, $.01 par	-	(1,000)
Balance at end of period	53,875	53,085

Total Stockholders' Equity - Beginning Balance	$173,509	$169,750

Common Stock
Balance at beginning of period	541	533
Issuance of common stock pursuant to stock plans, $.01 par	8	8
Balance at end of period	549	541

Treasury Stock
Balance at beginning of period	(1,812)	-
Purchases of 1,000 shares of common stock, $.01 par	-	(1,812)
Balance at end of period	(1,812)	(1,812)

Additional Paid In Capital
Balance at beginning of period	161,844	160,514
Stock-based compensation	1,693	1,580
Surrender of shares to cover minimum withholding taxes on stock-based compensation	(456)	(453)
Issuance of common stock pursuant to stock plans, $.01 par	236	203
Balance at end of period	163,317	161,844

Retained Earnings
Balance at beginning of period	15,367	10,439
Net (loss) income attributable to Alaska Communications	(1,073)	4,928
Dividends declared	(4,852)	-
Balance at end of period	9,442	15,367

Accumulated Other Comprehensive Loss
Balance at beginning of period	(3,277)	(2,675)
Other comprehensive loss	(3,063)	(602)
Balance at end of period	(6,340)	(3,277)

Noncontrolling Interest
Balance at beginning of period	846	939
Net loss attributable to noncontrolling interest	(83)	(93)
Balance at end of period	763	846

Total Stockholders' Equity - Ending Balance	$165,919	$173,509

See Notes to Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Consolidated Statements of Cash Flows

Years Ended December 31, 2020 and 2019

(In Thousands)

	2020	2019
Cash Flows from Operating Activities:
Net (loss) income	$(1,156)	$4,835
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	40,667	37,276
Loss on the disposal of assets, net	240	156
Amortization of debt issuance costs and debt discount	1,234	1,215
Loss on extinguishment of debt	-	2,830
Amortization of deferred capacity revenue	(6,670)	(4,655)
Stock-based compensation	1,693	1,580
Deferred income tax expense	2,658	2,919
(Credit) charge for uncollectible accounts	(216)	257
Amortization of right-of-use assets	2,897	2,288
Other non-cash (income) expense, net	(91)	70
Changes in operating assets and liabilities	15,863	10,044
Net cash provided by operating activities	57,119	58,815

Cash Flows from Investing Activities:
Capital expenditures	(48,243)	(44,764)
Capitalized interest	(1,364)	(1,379)
Change in unsettled capital expenditures	(579)	640
Proceeds on sale of assets	-	25
Net cash used by investing activities	(50,186)	(45,478)

Cash Flows from Financing Activities:
Repayments of long-term debt	(8,908)	(174,040)
Proceeds from the issuance of long-term debt	-	180,000
Debt issuance costs	-	(2,683)
Cash paid for debt extinguishment	-	(1,252)
Payment of cash dividend on common stock	(4,836)	-
Payment of withholding taxes on stock-based compensation	(456)	(453)
Purchases of treasury stock	-	(1,812)
Proceeds from the issuance of common stock	244	211
Net cash used by financing activities	(13,956)	(29)

Change in cash and cash equivalents and restricted cash	(7,023)	13,308
Cash and cash equivalents and restricted cash, beginning of period	27,993	14,685

Cash and cash equivalents and restricted cash, end of period	$20,970	$27,993

Supplemental Cash Flow Data:
Interest paid	$11,137	$12,228
Income taxes refunded, net	$(4,307)	$(5,041)

See Notes to Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements

Years Ended December 31, 2020 and 2019

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

The accompanying consolidated financial statements as of and for the years ended December 31, 2020 and 2019 represent the consolidated financial position, results of operations, stockholders’ equity and cash flows of Alaska Communications and the following wholly-owned subsidiaries:

•   Alaska Communications Systems Holdings, Inc. ("ACS Holdings")

•   ACS of Alaska, LLC (“ACSAK”)

•   ACS of the Northland, LLC (“ACSN”)

•   ACS of Fairbanks, LLC (“ACSF”)

•   ACS of Anchorage, LLC (“ACSA”)

•   ACS Wireless, Inc. ("ACSW")

•   ACS Long Distance, LLC

•   Alaska Communications Internet, LLC ("ACSI")

•   ACS Messaging, Inc.

•   ACS Cable Systems, LLC (“ACSC”)

•   Crest Communications Corporation

•   WCI Cable, Inc.

•   WCI Hillsboro, LLC

•   Alaska Northstar Communications, LLC

•   WCI Lightpoint, LLC

•   WorldNet Communications, Inc.

•   Alaska Fiber Star, LLC

•   TekMate, LLC

In addition to the wholly-owned subsidiaries, the Company has a fifty percent controlling interest in ACS-Quintillion JV, LLC (“AQ-JV”), a joint venture formed by its wholly-owned subsidiary ACSC and Quintillion Holdings, LLC (“QHL”) in connection with the North Slope fiber optic network. See Note 20 “Joint Venture” for additional information.

On December 31, 2020, the Company entered into a definitive agreement to be acquired by a newly formed entity owned by ATN International, Inc. and Freedom 3 Capital, LLC. On December 31, 2020, the Company also terminated the previously announced agreement under which it would be acquired by Macquarie Capital and GCM Grosvenor. See Note 2 “Merger Agreement” for a summary of these matters.

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

Basis of Presentation

The consolidated financial statements and notes include all accounts and subsidiaries of the Company in which it maintains a controlling financial interest. Intercompany accounts and transactions have been eliminated. The Company consolidates the financial results of the AQ-JV based on its determination that, for accounting purposes, it holds a controlling financial interest in the joint venture and is the primary beneficiary of this variable interest entity. The Company has accounted for and reported QHL’s 50 percent ownership interest in the joint venture as a noncontrolling interest. See Note 20 “Joint Venture” for additional information. Certain reclassifications have been made to the prior years’ financial statements to conform to the current year presentation.

Other than as described in the notes to the consolidated financial statements, as of the date of the accompanying consolidated financial statements, the COVID-19 pandemic has not had a material effect on the Company’s accounting policies, financial statements and disclosures.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements

Years Ended December 31, 2020 and 2019

(In Thousands, Except Per Share Amounts)

Use of Estimates

The preparation of financial statements in conformity with Generally Accepted Accounting Principles in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Among the significant estimates affecting the financial statements are those related to the realizable value of accounts receivable and long-lived assets, the value of derivative instruments, revenue, deferred capacity revenue, legal contingencies, stock-based compensation, operating leases and income taxes. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes is reasonable under the circumstances. Assumptions are adjusted as facts and circumstances dictate. Volatile capital markets, uncertainty regarding certain regulatory matters, the COVID-19 pandemic and the continuation of low crude oil pricing have combined to increase the uncertainty in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results may differ significantly from those estimates. Changes in those estimates will be reflected in the financial statements of future periods.

Cash and Cash Equivalents

For purposes of the Consolidated Balance Sheets and Consolidated Statements of Cash Flows, the Company generally considers all highly liquid investments with a maturity at acquisition of three months or less to be cash equivalents.

Restricted Cash

Restricted cash of $1,326 at December 31, 2020 consists of certificates of deposits totaling $1,300 required under the terms of certain contracts to which the Company is a party and other restricted cash of $26. When the restrictions are lifted, the Company will transfer these funds into its operating accounts.

Trade Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Amounts collected on trade accounts receivable are included in net cash provided by operating activities in the Consolidated Statements of Cash Flows. The Company does not have any off-balance sheet credit exposure related to its customers. Allowances for uncollectible receivables are established and incurred during the period. These estimates are derived through an analysis of account aging profiles and a review of historical recovery experience. Receivables are charged off against the allowance when management confirms it is probable amounts will not be collected. Subsequent recoveries, if any, are credited to the allowance. The Company records bad debt expense as a component of “Selling, general and administrative expense” in the Consolidated Statements of Comprehensive (Loss) Income. See Note 4 “Accounts Receivable” for additional information.

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

The Company is the lessee of equipment and buildings under finance leases expiring in various years through 2033. The assets and liabilities under finance leases are initially recorded at the lower of the present value of the minimum lease payments or the fair value of the assets at the inception of the lease. The assets are amortized over the shorter of their related lease terms or the estimated productive lives. Amortization of assets under finance leases is included in depreciation and amortization expense. The Company is also the lessee of various land, building and personal property under operating lease agreements which are not classified as property, plant and equipment. See Note 10 “Leases” for additional information regarding the Company’s leases.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements

Years Ended December 31, 2020 and 2019

(In Thousands, Except Per Share Amounts)

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

Intangible Assets

The Company’s intangible assets consist of a spectrum licensing agreement with a carrying value of $683 at December 31, 2020, which is included in “Other assets” on the Consolidated Balance Sheet.

Variable Interest Entities

The Company’s ownership interest in the AQ-JV is a variable interest entity as defined in Accounting Standards Codification (“ASC”) 810, “Consolidation.” The Company consolidates the financial results of this entity based on its determination that, for accounting purposes, it holds a controlling financial interest in, and is the primary beneficiary of, the entity. The Company has accounted for and reported the interest of this entity’s other owner as a noncontrolling interest. See Note 20 “Joint Venture” for additional information.

Deferred Capacity Revenue

Deferred capacity liabilities are established for usage rights on the Company’s network provided to third parties. They are established at fair value and amortized to revenue on a straight-line basis over the contractual life of the relevant contract.

Preferred Stock

The Company has 5 million shares of $0.01 par value preferred stock authorized, none of which were issued or outstanding at December 31, 2020 and 2019.

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

Years Ended December 31, 2020 and 2019

(In Thousands, Except Per Share Amounts)

Leases

The Company accounts for leases in accordance with ASC 842, “Leases” (“ASC 842”). See Note 10 “Leases” for a summary of the Company’s lease accounting policies and other disclosures required under ASC 842.

Revenue Recognition

The Company accounts for revenue in accordance with ASC 606, “Revenue from Contracts with Customers” (“ASC 606”) and other guidance. See Note 3 “Revenue Recognition” for a summary of the Company’s revenue recognition policies and other disclosures required under ASC 606.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expense totaled $3,616 and $2,829 in 2020 and 2019, respectively, and is included in “Selling, general and administrative expense” in the Company’s Consolidated Statements of Comprehensive (Loss) Income.

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

Performance Share Units (“PSUs”)

PSUs may include a combination of service, specified performance, and/or market-based conditions which determine the number of awards and the associated vesting. The Company measures the fair value of each new PSU at the grant date. Adjustments each reporting period are based on changes to the expected achievement of the performance goals or if the PSUs otherwise vest, expire, or are determined by the Compensation Committee of the Company’s Board of Directors to be unlikely to vest prior to expiration. Adjustments are charged or credited to expense. For PSUs that include a market condition, compensation expense associated with the market condition is recognized regardless of whether the market condition is satisfied provided that the performance measure has been met and the requisite service has been provided. Compensation expense is recorded over the requisite service period. PSUs are granted under the Company’s 2011 Incentive Award Plan.

Employee Stock Purchase Plan (“ESPP”)

The Company makes payroll deductions of from 1% to 15% of compensation from employees who elect to participate in the ESPP. A liability accretes during the 6-month offering period and at the end of the offering period ( June 30 and December 31), and the Company issues the shares from the 2012 Employee Stock Purchase Plan (“2012 ESPP”). Compensation expense is recorded based upon the estimated number of shares to be purchased multiplied by the discount rate per share.

Tax Treatment

Stock-based compensation is treated as a temporary difference for income tax purposes and increases deferred tax assets until the compensation is realized for income tax purposes. To the extent that realized tax benefits exceed the book-based compensation, the excess tax benefit is credited to additional paid in capital.

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

Years Ended December 31, 2020 and 2019

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

Long-lived Asset Impairment

Long‑lived assets, such as property, plant, and equipment, and purchased intangible assets subject to amortization, are reviewed for impairment annually, or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long‑lived asset or asset group be tested for possible impairment, the Company will compare the undiscounted cash flows expected to be generated by that asset to its’ carrying amount. If the carrying amount of the long‑lived asset is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent that the carrying amount exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third‑party independent appraisals. Impairment is displayed under the caption “Operating expenses” in the Company’s Consolidated Statements of Comprehensive (Loss) Income.

Debt Issuance Costs and Discounts

Debt issuance costs are deferred and amortized to interest expense using the effective interest method over the term of the related instruments. Debt discounts are accreted to interest expense using the effective interest method. Debt issuance costs and debt discounts are presented as a direct deduction from the carrying amount of debt on the Company’s Consolidated Balance Sheet.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements

Years Ended December 31, 2020 and 2019

(In Thousands, Except Per Share Amounts)

Regulatory Accounting and Regulation

Certain activities of the Company are subject to rate regulation by the Federal Communications Commission (“FCC”) for interstate telecommunication service and the Regulatory Commission of Alaska (“RCA”) for intrastate and local exchange telecommunication service. The Company, as required by the FCC, accounts for such activity separately. Long distance services of the Company are subject to regulation as a non-dominant interexchange carrier by the FCC for interstate telecommunication services and the RCA for intrastate telecommunication services. Wireless, Internet and other non-common carrier services are not subject to rate regulation.

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

Share Repurchase Program

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

As of December 31, 2020, approximately 54% of the Company’s employees are represented by the International Brotherhood of Electrical Workers, Local 1547 (“IBEW”). The Master Collective Bargaining Agreement (“CBA”) between the Company and the IBEW, which is effective through December 31, 2023, governs the terms and conditions of employment for all IBEW represented employees working for the Company and has significant economic impacts on the Company as it relates to wage and benefit costs and work rules that affect our ability to provide superior service to our customers. The Company considered relations with the IBEW to be stable in 2020; however, any deterioration in the relationship with the IBEW would have a negative impact on the Company’s operations.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements

Years Ended December 31, 2020 and 2019

(In Thousands, Except Per Share Amounts)

The Company provides voice, broadband and managed IT services to its customers throughout Alaska. Accordingly, the Company’s financial performance is directly influenced by the competitive environment in Alaska, and by economic factors specifically in Alaska. The most significant economic factor is the level of Alaskan oil production and the per barrel price of relevant crude oil.

As an entity that relies on the FCC and state regulatory agencies to provide stable funding sources to provide services in high cost areas, the Company is also impacted by any changes in regulations or future funding mechanisms that are being established by these regulatory agencies. In 2020, 8% of the Company’s total revenues were derived from high cost support and 5% were derived from the rural health care universal service support mechanism.

The Company considers the vulnerabilities of its network and IT systems to various cyber threats. While the Company has implemented several mitigating policies, technological safeguards and some insurance coverage, it is not possible to prevent every possible threat to its network and IT systems from deliberate cyber related attacks.

Recently Adopted Accounting Pronouncements

Effective January 1, 2020, the Company adopted Accounting Standards Update (“ASU”) No. 2018-13, “Fair Value Measurement (Topic 820), Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement” (“ASU 2018-13”) on a retrospective basis. ASU 2018-13 eliminates the requirement to disclose (i) the amount and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy; (ii) the policy for timing of transfers between levels; and (iii) the valuation processes for Level 3 fair value measurements. The new guidance also requires the disclosure of (i) changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period; and (ii) the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The Company did not have any financial assets and liabilities measured at Level 3 and had no transfers between Level 1 and Level 2 during the years ended December 31, 2020 and 2019. Therefore, adoption of ASU 2018-13 had no effect on the Company’s financial statements and related disclosures.

Effective January 1, 2020, the Company adopted ASU 2018-15 “Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40), Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract” (“ASU 2018-15”) on a prospective basis. ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with those incurred to develop or obtain internal-use software, including hosting arrangements that include an internal-use software license. The Company did not incur any implementation costs associated with hosting arrangements that are service contracts during the year ended December 31, 2020. Therefore, adoption of ASU 2018-15 had no effect on the Company’s financial statements and related disclosures.

Effective June 30, 2020, the Company adopted certain expedients offered in ASU No. 2020-04, “Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”). The amendments in ASU 2020-04 provide optional guidance for a limited period of time to ease the potential burden in accounting for reference rate reform on financial reporting. The amendments apply only to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. Optional expedients for cash flow hedging relationships affected by reference rate reform are offered if certain criteria are met. The amendments in ASU 2020-04 are effective as of March 12, 2020 through December 31, 2022. An entity may elect to apply the amendments in ASU 2020-04 to eligible hedging relationships existing as of the beginning of the interim period that includes March 12, 2020 and to new eligible hedging relationships entered into after the beginning of the interim period that includes March 12, 2020. The Company adopted the following two expedients: (i) asserted that the variable rate interest payments on its 2019 Senior Credit Facility subject to changes in LIBOR and which are hedged through interest rate swaps, are probable of being made regardless of any modification in terms related to reference rate reform; and (ii) elects to continue its current method of assessing the effectiveness of its interest rate swaps. Adoption had no effect on the Company’s financial statements and related disclosures. See Note 9, “Long-Term Obligations” and Note 15, “Fair Value Measurements and Derivative Financial Instruments.”

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements

Years Ended December 31, 2020 and 2019

(In Thousands, Except Per Share Amounts)

Effective in 2020, the Company adopted ASU No. 2018-14, “Compensation – Retirement Benefits – Defined Benefit Plans – General (Subtopic 715-20), Disclosure Framework – Changes to the Disclosure Requirements for Defined Benefit Plans” (“ASU 2018-14”). The amendments in ASU 2018-14 are intended to improve the effectiveness of disclosures in the notes to the financial statements about employer-sponsored defined benefit plans. The new guidance eliminates, among other items, the requirement to disclose the amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost over the next fiscal year. Expanded disclosures required under ASU 2018-14 include an explanation of the reasons for significant gains and losses related to changes in the benefit obligation for the period. Adoption on a retrospective basis to all periods presented was required. The changes in disclosure requirements summarized above are reflected in Note 13, “Retirement Plans” and Note 18, “Accumulated Other Comprehensive Loss.”

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

2.	MERGER AGREEMENT

On December 31, 2020, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Project 8 Buyer, LLC (“Parent”), and Project 8 MergerSub, Inc., a wholly-owned subsidiary of Parent (“Merger Sub”), pursuant to which the Company will be acquired by ATN International, Inc. and Freedom 3 Capital, LLC. On December 31, 2020, the Company also terminated the previously announced merger agreement pursuant to which the Company would be acquired by Macquarie Capital (USA) and GCM Grosvenor through its Labor Impact Fund.

On the terms, and subject to the conditions, of the Merger Agreement, Merger Sub will merge with and into the Company (the “Merger”), with the Company continuing as the surviving corporation (the “Surviving Corporation”) and a wholly-owned subsidiary of Parent. As a result of the Merger, each share of the Company’s common stock issued and outstanding immediately prior to the effective time of the Merger (the “Effective Time”) (other than shares held by (i) the Company, Parent or Merger Sub and (ii) stockholders of the Company who have validly exercised and perfected their appraisal rights under Delaware law) will be converted at the Effective Time into the right to receive $3.40 in cash, without interest, subject to any applicable withholding taxes (the “Merger Consideration”).

Consummation of the Merger is subject to certain closing conditions, including, without limitation, (i) approval of the Merger by the Company’s stockholders, (ii) absence of certain legal impediments, (iii) the expiration or termination of the required waiting period under the HSR Act and (iv) receipt of regulatory approvals from the FCC (and, if required as a precondition for FCC approval, Team Telecom Committee) and from the RCA.

The Merger is currently expected to close in the third quarter of 2021, although there can be no assurance that it will occur by that date. The transaction will result in the Company becoming a consolidated, majority owned subsidiary of ATN International, Inc.

The Company incurred costs totaling $9,550 in 2020 associated with the Merger Agreement and the terminated agreement with Juneau Parent Co, Inc. and Juneau Merger Co, Inc. These costs consist of attorney, financial advisory and other fees of $2,750, and a termination fee of $6,800 paid upon termination of the merger agreement with Juneau Parent Co, Inc. and Juneau Merger Co, Inc. as required under that agreement. The costs are reported as “Transaction and termination costs” in the Consolidated Statements of Comprehensive (Loss) Income.

See Note 24 “Subsequent Events.”

3.	REVENUE RECOGNITION

Revenue Recognition Policies

Revenue Accounted for in Accordance with ASC 606

At contract inception, the Company assesses the goods and services promised to the customer and identifies the performance obligation for each promise to transfer a good or service that is capable of being distinct and is distinct within the context of the contract. The Company considers all performance obligations whether they are explicitly stated in the contract or are implied by customary business practices.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements

Years Ended December 31, 2020 and 2019

(In Thousands, Except Per Share Amounts)

The Company’s broadband and voice revenue includes service, installation and equipment charges. The primary performance obligation in contracts for broadband and voice services is the provision of that service over time to the customer and revenue is recognized as that service is provided to the customer. The Company also charges certain of its broadband and voice service customers for equipment installed on the customers’ premise, physical possession, control and ownership of which pass to the customer upon installation. Revenue is recognized for these obligations at the point of installation. The contract price is allocated between the service, installation and equipment components based on their relative standalone selling prices. Installation and equipment revenue are not significant components of broadband and voice revenue. Revenue associated the Company’s Lifeline customer base (included in the Consumer voice and other category) is less certain and is therefore recognized on a cash basis as payments are received.

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

The Company enters into contracts with its rural health care customers and is subject to various regulatory requirements associated with the provision of these services. Revenues associated with rural health care customers are recognized based on the amount the Company expects to collect as evidenced in its contract with the customer and the Company’s and customer’s agreement with the FCC as the relevant service is provided. Payment for the services is made, in part, by the customer. The Company also receives funding support for these services through the FCC’s rural health care universal service support mechanism. Funding through the FCC represents the predominant portion of the total funding. The amount expected to be collected from the FCC is based on program funding levels and actual or recent historical approval levels of customer applications. As of December 31, 2020, the Universal Service Administrative Company (“USAC”) had issued funding commitment letters for all of the Company’s rural health care customer applications for Funding Year 2018 ( July 1, 2018 through June 30, 2019). For Funding Year 2019 ( July 1, 2019 through June 30, 2020), the FCC had approved the Company’s cost-based rural rates and USAC had issued funding commitment letters. The Company filed a request in January 2020 for approval of its rural rates for Funding Year 2020 ( July 1, 2020 through June 30, 2021). In January 2021, the FCC approved the Company’s rates for Funding Year 2020 and USAC began issuing funding commitment letters in March 2021.

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

Years Ended December 31, 2020 and 2019

(In Thousands, Except Per Share Amounts)

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

High-cost support revenue consists of interstate and intrastate universal support funds and similar revenue streams structured by federal and state regulatory agencies that allow the Company to recover its cost of providing universal service in Alaska. Funding under the FCC Connect America Fund (“CAF”) Phase II order specific to Alaska Communications generally requires the Company to provide broadband service to unserved locations throughout the designated coverage area by the end of a specified build-out period, and meet interim milestone build-out obligations. In addition to federal high cost support, the Company has been designated by the State of Alaska as a Carrier of Last Resort and is required to provide services essential for retail and carrier-to-carrier telecommunication throughout applicable coverage areas. These services are funded through the Essential Network Support (“ENS”) funding mechanism.

The Company collects sales and other similar taxes from its customers on behalf of various governmental authorities and remits these taxes to the appropriate authorities. The collection of such taxes is not recognized as revenue.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements

Years Ended December 31, 2020 and 2019

(In Thousands, Except Per Share Amounts)

Disaggregation of Revenue

The following table provides the Company’s revenue disaggregated on the basis of its primary markets, customers, products and services for the years ended December 31, 2020 and 2019:

	2020			2019
	Accounted for Under ASC 606	Accounted for Under Other Guidance	Total Revenue	Accounted for Under ASC 606	Accounted for Under Other Guidance	Total Revenue
Business and Wholesale Revenue
Business broadband	$62,864	$-	$62,864	$61,549	$-	$61,549
Business voice and other	27,368	-	27,368	27,394	-	27,394
Managed IT services	5,052	-	5,052	6,494	-	6,494
Equipment sales and installations	9,508	-	9,508	4,698	-	4,698
Wholesale broadband	43,071	-	43,071	36,408	-	36,408
Wholesale voice and other	5,256	-	5,256	5,617	-	5,617
Operating leases and other deferred revenue	-	9,749	9,749	-	8,404	8,404
Total Business and Wholesale Revenue	153,119	9,749	162,868	142,160	8,404	150,564

Consumer Revenue
Broadband	27,180	-	27,180	26,589	-	26,589
Voice and other	9,379	-	9,379	10,431	-	10,431
Total Consumer Revenue	36,559	-	36,559	37,020	-	37,020

Regulatory Revenue
Access (1)	18,574	-	18,574	19,942	-	19,942
Access (2)	-	2,874	2,874	-	4,474	4,474
High-cost support	-	19,694	19,694	-	19,694	19,694
Total Regulatory Revenue	18,574	22,568	41,142	19,942	24,168	44,110
Total Revenue	$208,252	$32,317	$240,569	$199,122	$32,572	$231,694

(1)           Includes customer ordered service and special access.

(2)           Includes carrier of last resort and carrier common line.

Business broadband revenue includes revenue associated with rural health care customers. Consumer voice and other revenue includes revenue associated with the FCC’s Lifeline program.

Timing of Revenue Recognition

Revenue accounted for in accordance with ASC 606 consisted of the following for the years ended December 31, 2020 and 2019:

	2020	2019

Services transferred over time	$180,170	$174,482
Goods transferred at a point in time	9,508	4,698
Regulatory access revenue (1)	18,574	19,942

Total revenue	$208,252	$199,122

(1)	Includes customer ordered service and special access.

Transaction Price Allocated to Remaining Performance Obligations

The aggregate amount of the transaction price allocated to the remaining performance obligations for contracts with customers that are unsatisfied, or partially unsatisfied, accounted for in accordance with ASC 606 was approximately $70,545 at December 31, 2020. Revenue will be recognized as the Company satisfies the associated performance obligations. For equipment delivery, installation and configuration, and certain managed IT services, which comprise approximately $1,021 of the total, the performance obligation is currently expected to be satisfied during the next twelve months. For business broadband, voice and other managed IT services, which comprise approximately $69,524 the total, the performance obligation will be satisfied as the service is provided over the terms of the contracts, which range from one to ten years. The Company’s agreements with its consumer customers are typically on a month-to-month basis. Therefore, the Company’s provision of future service to these customers is not reflected in the above discussion of future performance obligations.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements

Years Ended December 31, 2020 and 2019

(In Thousands, Except Per Share Amounts)

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

The table below provides a reconciliation of the contract assets associated with contracts with customers accounted for in accordance with ASC 606 for the years ended December 31, 2020 and 2019. Contract modifications and cancellations did not have a material effect on contract assets in the years ended December 31, 2020 and 2019. Contract assets are classified as “Other assets” on the consolidated balance sheet.

	2020	2019

Balance at beginning of period	$7,242	$8,052
Contract additions	2,923	3,070
Amortization	(3,597)	(3,797)
Impairments	-	(83)
Balance at end of period	$6,568	$7,242

The Company recorded a credit of $216 and a charge of $257 for uncollectible accounts receivable in the years ended December 31, 2020 and 2019, respectively, associated with its contracts with customers. See Note 4 “Accounts Receivable.”

The table below provides a reconciliation of the contract liabilities associated with contracts with customers accounted for in accordance with ASC 606 for the years ended December 31, 2020 and 2019. Contract liabilities consist of deferred revenue and are included in “Accounts payable, accrued and other current liabilities” and “Other long-term liabilities, net of current portion.”

	2020	2019

Balance at beginning of period	$3,903	$2,766
Contract additions	1,749	2,575
Revenue recognized	(1,681)	(1,438)
Balance at end of period	$3,971	$3,903

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements

Years Ended December 31, 2020 and 2019

(In Thousands, Except Per Share Amounts)

4.	ACCOUNTS RECEIVABLE

Accounts receivable, net, consists of the following at December 31, 2020 and 2019:

	2020	2019
Retail customers	$29,815	$22,101
Wholesale carriers	8,402	13,157
Other	7,736	3,723
	45,953	38,981
Less: allowance for doubtful accounts	(4,060)	(4,627)
Accounts receivable, net	$41,893	$34,354

The following table presents the activity in the allowance for doubtful accounts for the years ended December 31, 2020 and 2019, which is associated entirely with the Company’s contracts with customers.

	2020	2019
Balance at January 1	$4,627	$3,936
(Credit) provision for uncollectible accounts	(216)	257
Charged to other accounts	-	1,253
Deductions	(351)	(819)
Balance at December 31	$4,060	$4,627

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

As of December 31, 2020, USAC had issued funding commitment letters for all of the Company’s rural health care customer applications for Funding Year 2018 ( July 1, 2018 through June 30, 2019). For Funding Year 2019 ( July 1, 2019 through June 30, 2020), the FCC had approved the Company’s cost-based rural rates and USAC had issued funding commitment letters. In January 2021, the FCC approved the Company’s cost-based rural rates for Funding Year 2020 ( July 1, 2020 through June 30, 2021) and USAC began issuing funding commitment letters in March 2021. Accounts receivable, net, associated with rural health care customers was $7,829 and $6,827 at December 31, 2020 and 2019, respectively. Rural health care accounts are a component of the Retail Customers category in the above table. See Note 3, “Revenue Recognition” for additional information.

5.	OTHER CURRENT ASSETS

Prepayments and other current assets consist of the following at December 31, 2020 and 2019:

	2020	2019
Prepaid expense	$2,619	$3,528
Income tax receivable (1)	353	2,510
Other	3,432	3,579
Total prepayments and other current assets	$6,404	$9,617

(1)	See Note 16 “Income Taxes.”

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements

Years Ended December 31, 2020 and 2019

(In Thousands, Except Per Share Amounts)

6.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following at December 31, 2020 and 2019:

	2020	2019	Useful Lives
Land, buildings and support assets*	$214,326	$204,834	55422
Central office switching and transmission	402,182	396,565	55122
Outside plant, cable and wire facilities	784,866	765,640	100500
Other	32,391	25,423	5
Construction work in progress	19,178	32,442
	1,452,943	1,424,904
Less: accumulated depreciation and amortization	(1,062,027)	(1,042,546)
Property, plant and equipment, net	$390,916	$382,358

* Depreciation charges are not recorded for land.

Capitalized interest associated with construction in progress for the years ended December 31, 2020 and 2019 was $1,364 and $1,379, respectively. The capitalization rate used was based on a weighted average of the Company’s long-term debt outstanding, and for the years ended December 31, 2020 and 2019 was 6.01% and 6.47%, respectively.

The above table includes property, plant and equipment held under finance leases. The Company also leases various land, buildings, right-of-ways and personal property under operating lease arrangements. See Note 10 “Leases” for additional information.

7.	ASSET RETIREMENT OBLIGATIONS

The Company’s asset retirement obligation is included in “Other long-term liabilities, net of current portion” on the Consolidated Balance Sheet and represents the estimated obligation related to the removal and disposal of certain property and equipment in both leased and owned properties.

The following table provides the changes in the asset retirement obligation:

	2020	2019
Balance at January 1	$5,173	$5,024
Asset retirement obligation	194	85
Accretion expense	257	243
Settlement of obligations	(66)	(179)
Balance at December 31	$5,558	$5,173

8.	CURRENT LIABILITIES

Accounts payable, accrued and other current liabilities consist of the following at December 31, 2020 and 2019:

	2020	2019
Accounts payable - trade	$18,375	$14,918
Accrued payroll, benefits, and related liabilities	14,587	12,193
Deferred capacity and other revenue	8,781	7,311
Advance billings	3,340	3,730
Other	4,617	4,717
Total accounts payable, accrued and other current liabilities	$49,700	$42,869

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements

Years Ended December 31, 2020 and 2019

(In Thousands, Except Per Share Amounts)

9.	LONG-TERM OBLIGATIONS

Long-term obligations consist of the following at December 31, 2020 and 2019:

	2020	2019
2019 senior secured credit facility due 2024	$168,896	$177,750
Debt discount	(1,523)	(2,234)
Debt issuance costs	(1,341)	(1,863)
Finance leases and other long-term obligations	2,676	2,729
Total debt	168,708	176,382
Less current portion	(9,067)	(8,906)
Long-term obligations, net of current portion	$159,641	$167,476

As of December 31, 2020, the aggretate maturities of long-term obligations were as follows:

2021	$9,067
2022	11,333
2023	15,851
2024	133,018
Thereafter	2,303
Total maturities	$171,572

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

There were no amounts outstanding under the Revolving Facility, Delayed-Draw Term A Facility and Incremental Term A Loans at December 31, 2020.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements

Years Ended December 31, 2020 and 2019

(In Thousands, Except Per Share Amounts)

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

Under the terms of the 2019 Senior Credit Facility, the Company is required to enter into or obtain an interest rate hedge sufficient to effectively fix or limit the interest rate on borrowings under the agreement of a minimum of $90,000 with a weighted average life of at least two years. Upon repayment of the outstanding principal balance of the 2017 Senior Credit Facility on January 15, 2019, the pay-fixed, receive-floating interest rate swap in the notional amount of $90,000, with an interest rate of 6.49425%, inclusive of a 5.0% LIBOR spread, and a maturity date of June 28, 2019 was assigned to the 2019 Senior Credit Facility. On June 28, 2019, the Company entered into two pay-fixed, receive-floating, interest rate swaps. Each swap was in the initial notional amount of $67,500, has an interest rate of 6.1735% inclusive of a 4.5% LIBOR spread, and a maturity date of June 30, 2022. The swaps are with different counter parties. See Note 15 “Fair Value Measurements” for additional information.

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

Finance Leases and Other Long-term Obligations

The Company is a lessee under various finance leases and other financing agreements totaling $2,676 and $2,729 at December 31, 2020 and 2019, respectively, and with maturities through 2033. See Note 10 “Leases” for additional information.

Debt Issuance Costs

Debt issuance costs totaling $2,356 associated with the 2019 Senior Credit Facility were deferred and will be amortized to interest expense over the term of the agreement. Amortization of debt issuance costs were $522 and $1,338 in the years ended December 31, 2020 and 2019, respectively, including $817 classified as loss on extinguishment of debt in 2019.

Debt Discounts

Accretion of debt discounts charged to interest expense or loss on extinguishment of debt in 2020 and 2019, totaled $711 and $1,455, respectively, including $761 classified as loss on extinguishment of debt in 2019.

Merger Agreement

On December 31, 2020, the Company entered into a definitive agreement to be acquired by a newly formed entity owned by ATN International, Inc. and Freedom 3 Capital, LLC. See Note 2 “Merger Agreement” for a summary of the agreement.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements

Years Ended December 31, 2020 and 2019

(In Thousands, Except Per Share Amounts)

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

Certain leases include a provision for early termination, typically in return for an agreed amount of consideration. The terms of these provisions vary by contract. Upon the exercise of an early termination option, the ROU asset and associated liability are remeasured to reflect the present value of the revised cash flows. Early terminations recorded in the years ended December 31, 2020 and 2019 were not material.

The Company’s operating and finance lease agreements do not include residual value guarantees, embedded leases or impose material restrictions or covenants on the Company’s operations. It has no lease arrangements with related parties. The Company has subleases associated with certain leased assets. Such arrangements are not material.

The Company entered into additional operating lease commitments that had not yet commenced as of December 31, 2020 with a present value totaling approximately $10,521. These leases consist primarily of an agreement with another carrier to lease dark fiber, a portion of which will be leased by the Company to another carrier. This lease is expected to commence in the first quarter of 2021 and has a term of 20 years. They also include agreements associated with the Company’s Connect America Fund (“CAF”) Phase II services which are expected to commence in 2021 and have terms of 7 to 25 years.

The discount rate applied to determine the present value of the future lease payments is based on the Company’s incremental borrowing rate which is derived from recent secured borrowing arrangements entered into by the Company and publicly available information for instruments with similar terms.

Short-term and variable lease cost recorded during the years ended December 31, 2020 and 2019 were not material.

The Company did not enter into any sale and leaseback transactions during the years ended December 31, 2020 and 2019.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements

Years Ended December 31, 2020 and 2019

(In Thousands, Except Per Share Amounts)

The following tables provide certain quantitative information about the Company’s lease agreements under which it is the lessee as of and for the years ended December 31, 2020 and 2019.

	2020	2019
Lease Cost

Finance lease cost:
Amortization of right of use assets	$188	$188
Interest on lease liabilities	266	270
Operating lease costs	8,700	7,865
Total lease cost	$9,154	$8,323

Balance Sheet Information

Operating leases:
Right of use assets	$89,821	$80,991

Liabilities - current	$3,392	$2,795
Liabilities - noncurrent	81,103	78,767
Total liabilities	$84,495	$81,562

Finance leases:
Property, plant and equipment	$5,800	$5,800
Accumulated depreciation and amortization	(3,887)	(3,699)
Property, plant and equipment, net	$1,913	$2,101

Current portion of long-term obligations	$67	$53
Long-term obligations, net of current portion	2,609	2,676
Total finance lease liabilities	$2,676	$2,729

	At December 31, 2020
	Operating	Financing
	Leases	Leases
Maturities of Lease Liabilities

2021	$8,052	$327
2022	7,960	336
2023	7,647	345
2024	7,458	355
2025	7,389	364
Thereafter	158,742	3,108
Total lease payments	197,248	4,835
Less imputed interest	(113,804)	(2,159)
Total present value of lease obligations	83,444	2,676
Present value of current obligations	(2,341)	(67)
Present value of long-term obligations	$81,103	$2,609

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements

Years Ended December 31, 2020 and 2019

(In Thousands, Except Per Share Amounts)

	2020	2019
Other Information

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$266	$270
Operating cash flows from operating leases	14,561	7,293
Financing cash flows from finance leases	52	39
Right of use assets obtained in exchange for new operating lease liabilities	11,206	1,420
Weighted-average remaining lease term (in years):
Finance leases	13	14
Operating leases	28	29
Weighted-average discount rate:
Finance leases	9.8%	9.8%
Operating leases	6.9%	6.9%

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

Certain leases include a provision for early termination, typically in return for an agreed amount of consideration. The terms of these provisions vary by contract. Upon the exercise of an early termination option, any deferred rent receivable, deferred income and unamortized initial direct costs are written off. The underlying asset is assessed for impairment giving consideration to the Company’s ability to utilize the asset in its business. There were no early terminations recorded in the years ended December 31, 2020 and 2019.

The Company does not have material sublease arrangements as the lessor or lease arrangements with related parties.

The Company did not have sales-type leases or direct finance leases as of December 31, 2020.

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

Years Ended December 31, 2020 and 2019

(In Thousands, Except Per Share Amounts)

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

The following tables provide certain quantitative information about the Company’s operating lease agreements under which it is the lessor as of and for the years ended December 31, 2020 and 2019. Lease income is classified as revenue on the Statement of Comprehensive (Loss) Income. The carrying value of the underlying leased assets is not material.

	2020	2019
Lease Income
Total lease income	$5,956	$3,646

At December 31, 2020
Maturities of Future Undiscounted Lease Payments

Year 1	$1,526
Year 2	778
Year 3	752
Year 4	747
Year 5	704
Thereafter	4,336
Total future undiscounted lease payments	$8,843

11.	OTHER LONG-TERM LIABILITIES

Other long-term liabilities consist of the following at December 31, 2020 and 2019:

	2020	2019
Deferred GCI capacity revenue, net of current portion	$26,965	$29,036
Other deferred IRU capacity revenue, net of current portion	49,739	34,440
Other deferred revenue, net of current portion	4,837	4,825
Other	13,223	10,219
Total other long-term liabilities	$94,764	$78,520

Amortization of deferred revenue included in the Consolidated Statements of Comprehensive (Loss) Income was $10,693 and $8,440 in the years ended December 31,2020 and 2019, respectively.

12.	EMPLOYEE TERMINATION BENEFITS

In 2020, the Company offered a one-time cash incentive to employees who volunteered to retire or otherwise terminate their employment, subject to management approval. A charge of $210 was recorded in 2020, $195 of which was paid in 2020 and the balance of which will be paid in 2021. This charge was accounted for as a special termination benefit in accordance with ASC 712, “Compensation - Nonretirement Postemployment Benefits” (“ASC 712”).

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements

Years Ended December 31, 2020 and 2019

(In Thousands, Except Per Share Amounts)

In 2019, the Company recorded a charge of $1,715 associated with cash-based termination benefits paid or to be paid to is former Chief Executive Officer who separated from the Company effective June 30, 2019. These benefits consist of special termination benefits as defined in ASC 712, and included the continuation of salary and certain benefits through December 31, 2019, and the payment of annual cash incentive and long-term cash awards, subject to certain conditions. Payments totaling $24 and $1,390 were made in 2020 and 2019, respectively, and the balance of approximately $301 will be paid in 2021. The effect of the former Chief Executive Officer’s separation on the relevant equity awards were accounted for in accordance with ASC 718, “Compensation – Stock Compensation.” See Note 14 “Stock Incentive Plans.”

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

The following table provides additional information about the AEPF multi-employer pension plan.

Plan name	Alaska Electrical Pension Plan
Employer Identification Number	92-6005171
Pension plan number	001
Pension Protection Act zone status at the plan's year-end:
December 31, 2020	Green
December 31, 2019	Green
Plan subject to funding improvement plan	No
Plan subject to rehabilitation plan	No
Employer subject to contribution surcharge	No

		Greater than 5%
		of Total
		Contributions
Company contributions to the plan for the year ended:		to the Plan
December 31, 2020	$6,748	Yes
December 31, 2019	$6,588	Yes

Name and expiration date of collective bargaining agreements requiring contributions to the plan:

Collective Bargaining Agreement Between Alaska Communications Systems and Local Union 1547 IBEW	December 31, 2023

Outside Agreement Alaska Electrical Construction between Local Union 1547 IBEW and Alaska Chapter National Electrical Contractors Association Inc.	June 30, 2022

Inside Agreement Alaska Electrical Construction between Local Union 1547 IBEW and Alaska Chapter National Electrical Contractors Association Inc.	October 31, 2022

The Company cannot accurately project any change in the plan status in future years given the uncertainty of economic conditions or the effect of actuarial valuations versus actual performance in the market. Minimum required future contributions to the AEPF are subject to the number of employees in each classification and/or base compensation of employees in future years.

Defined Contribution Plan

The Company provides a 401(k) retirement savings plan covering substantially all of its employees. The plan allows for discretionary contributions as determined by the Board of Directors, subject to Internal Revenue Code limitations. The Company made a $317 and $288 matching contribution in 2020 and 2019, respectively.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements

Years Ended December 31, 2020 and 2019

(In Thousands, Except Per Share Amounts)

Defined Benefit Plan

The Company has a separate defined benefit plan that covers certain employees previously employed by Century Telephone Enterprise, Inc. ("CenturyTel Plan"). This plan was transferred to the Company in connection with the acquisition of CenturyTel, Inc.’s Alaska properties, whereby assets and liabilities of the CenturyTel Plan were transferred to the ACS Retirement Plan (“Plan”) on September 1, 1999. Accrued benefits under the Plan were determined in accordance with the provisions of the CenturyTel Plan and upon completion of the transfer, covered employees ceased to accrue benefits under the CenturyTel Plan. On November 1, 2000, the Plan was amended to conform early retirement reduction factors and various other terms to those provided by the AEPF. The Company uses the traditional unit credit method for the determination of pension cost for financial reporting and funding purposes and complies with the funding requirements under the Employee Retirement Income Security Act of 1974, as amended ("ERISA"). The Company uses a December 31 measurement date for the Plan. The Plan is not adequately funded under ERISA at December 31, 2020. The Company contributed $858 to the Plan in 2020 and $81 in 2019. The Company plans to contribute approximately $464 to the Plan in 2021 and management is also estimating what additional contributions the Company may be required to make in subsequent years in the event the value of the Plan’s assets remain volatile or decline.

The following is a calculation of the funded status of the ACS Retirement Plan using beginning and ending balances for 2020 and 2019 for the projected benefit obligation and the plan assets:

	2020	2019
Change in benefit obligation:
Benefit obligation at beginning of year	$15,158	$14,499
Interest cost	476	604
Actuarial loss	1,442	1,221
Benefits paid	(1,051)	(1,166)
Benefit obligation at end of year	16,025	15,158

Change in plan assets:
Fair value of plan assets at beginning of year	11,448	10,871
Actual return on plan assets	236	1,662
Employer contribution	858	81
Benefits paid	(1,051)	(1,166)
Fair value of plan assets at end of year	11,491	11,448

Funded status	$(4,534)	$(3,710)

The losses associated with the change in the benefit obligation in 2020 and 2019 were primarily due to the changes in the discount rates.

The Plan’s projected benefit obligation equals its accumulated benefit obligation. The 2020 and 2019 liability balance of $4,534 and $3,710 respectively, is recorded on the Consolidated Balance Sheets in “Other long-term liabilities.”

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements

Years Ended December 31, 2020 and 2019

(In Thousands, Except Per Share Amounts)

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

Net periodic pension expense is reported as a component of “Other income (expense), net” in the Statement of Comprehensive (Loss) Income. The following table presents the net periodic pension expense for the Plan for 2020 and 2019:

	2020	2019
Interest cost	$476	$604
Expected return on plan assets	(736)	(678)
Amortization of loss	158	141
Net periodic pension (income) expense	$(102)	$67

In 2021, the Company expects amortization of net losses of $24.

	2020	2019
Loss recognized as a component of accumulated other comprehensive loss:	$6,073	$4,289

The assumptions used to account for the Plan as of December 31, 2020 and 2019 are as follows:

	2020	2019
Discount rate for benefit obligation	2.30%	3.20%
Discount rate for pension expense	3.20%	4.30%
Expected long-term rate of return on assets	6.53%	6.53%
Rate of compensation increase	0.00%	0.00%

The discount rate for December 31, 2020 and 2019 was calculated using a proprietary yield curve based on above median AA rated corporate bonds. The expected long-term rate-of-return on assets rate is the best estimate of future expected return for the asset pool, given the expected returns and allocation targets for the various classes of assets.

Based on risk and return history for capital markets along with asset allocation risk and return projections, the following asset allocation guidelines were developed for the Plan:

Asset Category	Minimum	Maximum
Equity securities	50%	80%
Fixed income	20%	50%
Cash equivalents	0%	5%

The Plan's asset allocations at December 31, 2020 and 2019 by asset category are as follows:

Asset Category	2020	2019
Equity securities*	64%	66%
Debt securities*	34%	33%
Other/Cash	1%	1%

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

Years Ended December 31, 2020 and 2019

(In Thousands, Except Per Share Amounts)

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

The following table presents major categories of plan assets as of December 31, 2020, and inputs and valuation techniques used to measure the fair value of plan assets regarding the ACS Retirement Plan:

	Fair Value Measurement at Reporting Date Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Asset Category	Total	Level 1	Level 2	Level 3
Money market/cash	$259	$-	$259	$-
Equity securities (Investment Funds)*
International growth	1,790	1,790	-	-
U.S. small cap	679	679	-	-
U.S. medium cap	824	824	-	-
U.S. large cap	3,743	3,743	-	-
Debt securities (Investment Funds)*
Certificate of deposits	2,274	2,274	-	-
Fixed income	1,474	-	1,474	-
Total fair value	$11,043	$9,310	$1,733	$-

*May include mutual funds comprised of both stocks and bonds.

The benefits expected to be paid in each of the next five years and in the aggregate for the five fiscal years thereafter are as follows:

2021	$1,083
2022	$1,091
2023	$1,075
2024	$1,064
2025	$1,047
2026-2030	$4,840

Post-retirement Health Benefit Plan

The Company has a separate executive post-retirement health benefit plan. On December 31, 2020, the plan was underfunded by $407 and held no assets. The net periodic post-retirement cost for 2020 and 2019 was $25 and $26, respectively.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements

Years Ended December 31, 2020 and 2019

(In Thousands, Except Per Share Amounts)

14.	STOCK INCENTIVE PLANS

Under the Company’s stock incentive plan, Alaska Communications, through the Compensation and Personnel Committee of its Board of Directors, may grant stock options, restricted stock, stock-settled stock appreciation rights, performance share units and other awards to officers, employees, consultants, and non-employee directors. Upon the effective date of the Alaska Communications Systems Group, Inc. 2011 Incentive Award Plan, as amended and restated on June 30, 2014 and June 25, 2018, (“2011 Incentive Award Plan”), the Alaska Communications Systems Group, Inc. 1999 Stock Incentive Plan and the ACS Group, Inc. 1999 Non-Employee Director Stock Compensation Plan, (together the “Prior Plans”) were retired. All future awards will be granted from the 2011 Incentive Award Plan. The Alaska Communications Systems Group, Inc. 2012 ESPP was approved by the Company’s shareholders in June 2012 and the ACS 1999 Employee Stock Purchase Plan (“1999 ESPP”) was retired on June 30, 2012. References to “stock incentive plans” include, as applicable, the 2011 Incentive Award Plan, the 2012 ESPP, the 1999 ESPP and the Prior Plans. An aggregate of 22,810 shares of the Company’s common stock have been authorized for issuance under its stock incentive plans. At December 31, 2020, a total of 2,404 shares remain available for future issuance under the Company’s equity compensation plans, including the 2011 Incentive Award Plan and 2012 Employee Stock Purchase Plan. Stock-based compensation expense reflects forfeitures of share-based awards when they occur.

2011 Incentive Award Plan

On June 10, 2011, Alaska Communications shareholders approved the 2011 Incentive Award Plan, which was amended and restated on June 30, 2014 and June 25, 2018, and terminates in 2021. Following termination, all shares granted under this plan, prior to termination, will continue to vest under the terms of the grant when awarded. All remaining unencumbered shares of common stock previously allocated to the Prior Plans were transferred to the 2011 Incentive Award Plan. In addition, to the extent that any outstanding awards under the Prior Plans are forfeited or expire or such awards are settled in cash, such shares will again be available for future grants under the 2011 Incentive Award Plan. The Company grants Restricted Stock Units and Performance Stock Units as the primary equity-based incentive for executive and certain non union-represented employees. The disclosures below are primarily associated with RSU and PSU grants awarded in 2017, 2018, 2019 and 2020.

Restricted Stock Units and Non-Employee Director Stock Compensation

The Company measures the fair value of RSUs based on the number of shares granted and the quoted closing market price of the Company’s common stock on the date of grant. RSU’s granted in 2017 vested ratably over three years, RSUs granted in 2018 vest ratably over three years or cliff vest in one year, RSUs granted in 2019 vest ratably over the three-year period ending March 1, 2022, and RSUs granted in 2020 vest ratably over the three-year period ending June 16, 2023. Expense associated with RSUs is recognized utilizing the graded vesting methodology. The Company maintains a policy which requires that non-employee directors receive a portion of their annual retainer in the form of Alaska Communications stock. This requirement may be suspended for specified periods and was suspended beginning in the second quarter of 2018 through 2019 due the limited availability of shares. Non-employee director stock compensation vests when granted. The directors make an annual election on whether to have the stock issued or to have it deferred.

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

The following table summarizes the RSU and non-employee director stock compensation activity for the year ended December 31, 2020:

		Weighted
		Average
		Grant-Date
	Number of	Fair
	Shares	Value
Nonvested at December 31, 2019	792	$1.74
Granted	501	$2.59
Vested	(411)	$1.79
Canceled or expired	(6)	$2.14
Nonvested at December 31, 2020	876	$2.20

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements

Years Ended December 31, 2020 and 2019

(In Thousands, Except Per Share Amounts)

Performance Based Units

Shares associated with PSUs granted in 2017, vesting of which were subject to achievement of certain performance conditions and approval of the Compensation and Personnel Committee of the Board of Directors, were issued in the first quarter of 2020. In 2020, the stock price vesting target for Tranche 3 of the 2018 PSUs subject to achievement of a specified stock price threshold was met. The relevant shares will vest in 2021. PSUs granted in the third quarter of 2019 will vest at the end of the three-year period ending in March 2022 subject to the achievement of a cumulative Company performance target. As of December 31, 2020, achievement of the Company performance target was deemed to be probable.

In the second quarter of 2020, PSUs were issued to the Company’s officers and certain other employees. Vesting of a portion of these PSUs is subject to the Company’s achievement of a three-year cumulative performance target for the years 2020, 2021 and 2022, and vesting of another portion is subject to the Company’s achievement of specified stock price thresholds between June 16, 2020 and June 15, 2023. Vesting of the 2020 PSUs is also subject to the provision of requisite service by the recipient. The fair value of PSUs subject to the cumulative performance target is based on the number of shares granted and the quoted closing market price of the Company’s common stock on the date of grant. They will vest over a three-year period. Share-based compensation expense will be recorded based on the Company’s assessment of the probability of the target being met and recorded over the three-year vesting period as required. At December 31, 2020, the cumulative performance target was deemed probable of achievement and the relevant stock compensation expense was recorded in the nine-month period ended December 31, 2020. In 2020, the stock price vesting target for Tranche 1 of the 2020 PSUs subject to achievement of a specified stock price threshold was met. The relevant shares will vest in 2021.

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

The following table summarizes PSU activity for the year ended December 31, 2020:

		Weighted
		Average
		Grant-Date
	Number of	Fair
	Shares	Value
Nonvested at December 31, 2019	1,629	$1.07
Granted	478	$2.21
Vested	(297)	$1.76
Canceled or expired	(636)	$0.81
Nonvested at December 31, 2020	1,174	$1.50

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements

Years Ended December 31, 2020 and 2019

(In Thousands, Except Per Share Amounts)

Selected Information on Equity Instruments and Share-Based Compensation

Selected information on equity instruments and share-based compensation under the plan for the years ended December 31, 2020 and 2019 is as follows:

	Years Ended
	December 31,
	2020	2019
Total compensation cost for share-based payments	$1,693	$1,580
Weighted average grant-date fair value of equity instruments granted	$2.41	$1.16
Total fair value of shares vested during the period	$1,629	$1,432
Unamortized share-based payments	$1,986	$1,124
Weighted average period in years to be recognized as expense	1.71	1.69

Share-based compensation expense is classified as “Selling, general and administrative expense” in the Company’s Consolidated Statements of Comprehensive (Loss) Income.

The Company purchases, from shares authorized under the 2011 Incentive Award Plan, sufficient vested shares to cover minimum employee payroll tax withholding requirements upon the vesting of restricted stock. The Company expects to repurchase approximately 260 shares in 2021. This amount is based upon an estimation of the number of shares of restricted stock and performance share awards expected to vest during 2021.

Alaska Communications Systems Group, Inc. 2012 Employee Stock Purchase Plan

The Alaska Communications Systems Group, Inc. 2012 Employee Stock Purchase Plan was approved by the Company’s shareholders in June 2012. On June 16, 2020, the Company’s shareholders approved the Amended 2012 Employee Stock Purchase Plan (the “Amended 2012 ESPP”). The Amended 2012 ESPP increased the maximum aggregate number of authorized shares of common stock for issuance under the plan to 2,100 shares and will terminate upon the earlier of (i) December 31, 2030, unless sooner terminated in accordance with the Amended 2012 ESPP; or (ii) a new exercise date established in connection with the dissolution, liquidation or merger of the Company. A participant in the 2012 ESPP will be granted a purchase right to acquire shares of common stock at six-month intervals on an ongoing basis, subject to the continuing availability of shares under the 2012 ESPP. Each participant may authorize periodic payroll deductions in any multiple of 1% (up to a maximum of 15%) of eligible compensation to be applied to the acquisition of common stock at semiannual intervals. The 2012 ESPP imposes certain limitations upon a participant’s rights to acquire common stock. No participant will have any shareholder rights with respect to the shares covered by their purchase rights until the shares are actually purchased on the participant’s behalf. No adjustments will be made for dividends, distributions or other rights for which the record date is prior to the date of the actual purchase.

The Company initially reserved 1,500 shares of its common stock for issuance under the 2012 ESPP. Under the Amended 2012 ESPP, an additional 600 shares of common stock were reserved for issuance. On July 24, 2020, the Company registered an additional 600 shares which may be offered or issued to eligible individuals under the Amended 2012 ESPP. The fair value of each purchase right under the 2012 ESPP is charged to compensation expense over the offering period to which the right pertains, and is reflected in total compensation cost for share-based payments in the above table. Shares purchased by employees and the associated compensation expense under the 2012 ESPP, which is reflected in the preceding table, were not material in the years ended December 31, 2020 and 2019.

At December 31, 2020, 647 shares remain available for future issuance under the Company’s 2012 ESPP.

Merger Agreement

On December 31, 2020, the Company entered into a definitive agreement to be acquired by a newly formed entity owned by ATN International, Inc. and Freedom 3 Capital, LLC. See Note 2 “Merger Agreement” for a summary of the agreement.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements

Years Ended December 31, 2020 and 2019

(In Thousands, Except Per Share Amounts)

15.	FAIR VALUE MEASUREMENTS

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

The fair values of cash equivalents, restricted cash, other short-term monetary assets and liabilities and finance leases approximate carrying values due to their nature. The carrying values of the Company’s senior credit facilities and other long-term obligations of $170,049 and $178,245 at December 31, 2020 and 2019, respectively, approximate fair value primarily as a result of the stated interest rate of the 2019 Senior Credit Facility approximating current market rates (Level 2).

Fair Value Measurements on a Recurring Basis

The following table presents the Company’s financial liabilities measured at fair value on a recurring basis as of December 31, 2020 and 2019 at each hierarchical level. There were no transfers into or out of Levels 1 and 2 during 2020.

	December 31, 2020				December 31, 2019
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Liabilities:
Other long-term liabilities:
Interest rate swaps	$2,784	$-	$2,784	$-	$288	$-	$288	$-

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

Under the terms of the 2019 Senior Credit Facility, the Company is required to enter into or obtain an interest rate hedge sufficient to effectively fix or limit the interest rate on borrowings under the agreement of a minimum of $90,000 with a weighted average life of at least two years. In 2017, as required under the terms of its 2017 Senior Credit Facility, the Company entered into a pay-fixed, receive-floating interest rate swap in the notional amount of $90,000, with an interest rate of 6.49425%, inclusive of a 5.0% LIBOR spread, and a maturity date of June 28, 2019. Upon repayment of the outstanding principal balance of the 2017 Senior Credit Facility on January 15, 2019, this swap was assigned to the 2019 Senior Credit Facility through its maturity date of June 28, 2019. On June 28, 2019, the Company entered into two pay-fixed, receive-floating, interest rate swaps. Each swap was in the initial notional amount of $67,500, has an interest rate of 6.1735% inclusive of a 4.5% LIBOR spread, and a maturity date of June 30, 2022. The swaps are with different counter parties. Changes in fair value of interest rate swaps are recorded to accumulated other comprehensive loss and reclassified to interest expense when the hedged transaction is recognized in earnings. Cash payments and receipts associated with interest rate swaps are classified as cash flows from operating activities, consistent with the hedged interest payments. See Note 9 “Long-Term Obligations” and Note 18 “Accumulated Other Comprehensive Loss.”

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements

Years Ended December 31, 2020 and 2019

(In Thousands, Except Per Share Amounts)

The following table presents the notional amount, fair value and balance sheet classification of the Company’s derivative financial instruments designated as cash flow hedges as of December 31, 2020 and 2019.

		Notional	Fair
	Balance Sheet Location	Amount	Value
At December 31, 2020
Interest rate swaps	Other long-term liabilities	$128,250	$2,784
At December 31, 2019:
Interest rate swaps	Other long-term liabilities	$133,313	$288

The following table presents gains and losses before income taxes on the Company’s interest rate swaps designated as cash flow hedges for the years ending December 31, 2020 and 2019.

	2020	2019
Loss recognized in accumulated other comprehensive loss	$(3,901)	$(40)
(Loss) gain reclassified from accumulated other comprehensive loss to income	$(1,405)	$706

The following table presents a reconciliation of the carrying value of the Company’s interest rate swaps at December 31, 2020 and 2019:

	2020	2019
(Liability) asset at January 1	$(288)	$458
Reclassified from other long-term liabilities and other assets to accumulated other comprehensive loss	(3,901)	(40)
Change in fair value charged (credited) to interest expense	1,405	(706)
Liability at December 31	$(2,784)	$(288)

The following table presents the effect of cash flow hedge accounting on the Company’s Statements of Comprehensive (Loss) Income for the years ended December 31, 2020 and 2019:

	2020	2019
Recorded as Interest Expense:
Hedged interest payments	$(6,868)	$(7,698)
(Loss) gain on interest rate swap	(1,405)	706

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements

Years Ended December 31, 2020 and 2019

(In Thousands, Except Per Share Amounts)

16.	INCOME TAXES

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted in response to the COVID-19 pandemic. The CARES Act provides for certain Federal income tax relief including the accelerated receipt of refundable Federal Alternative Minimum Tax (“AMT”) credits. This resulted in the accelerated receipt by the Company of Federal AMT credits in the amount of $4,311 in the fourth quarter of 2020. The CARES Act is not expected to have a material effect on the Company’s income tax provision or payments.

Consolidated income before income tax for the years ended December 31, 2020 and 2019 was as follows:

	2020	2019
Income before income tax	$1,509	$7,600

The income tax provision for the years ended December 31, 2020 and 2019 was comprised of the following:

	2020	2019
Current:
Federal income tax	$-	$-
State income tax	6	(60)
Total current benefit	6	(60)
Deferred:
Federal, excluding operating loss carry forwards	38	(175)
State, excluding operating loss carry forwards	18	(86)
Change in valuation allowance	(65)	(20)
Tax benefit of operating loss carry forwards:
Federal	1,952	2,329
State	716	777
Total deferred expense	2,659	2,825
Total income tax expense	$2,665	$2,765

The following table provides a reconciliation of income tax expense at the Federal statutory rate of 21% to the recorded income tax expense for the years ended December 31, 2020 and 2019:

	2020	2019
Computed federal income taxes at the statutory rate	$334	$1,616
Expense (benefit) in tax resulting from:
State income taxes (net of Federal benefit)	118	731
Non-deductible transaction and termination costs	2,157	-
Other	171	415
Stock-based compensation	(50)	23
Change in valuation allowance	(65)	(20)
Total income tax expense	$2,665	$2,765

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements

Years Ended December 31, 2020 and 2019

(In Thousands, Except Per Share Amounts)

Income tax expense was charged to the statement of comprehensive income and statement of stockholders’ equity for the years ended December 31, 2020 and 2019 as follows:

	2020	2019
Statement of comprehensive income:
Income tax expense	$2,665	$2,765
Other comprehensive income loss, tax effect	$(1,218)	$(238)

The Company accounts for income taxes under the asset-liability method. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Valuation allowances are provided when it is “more likely than not” that the benefits of existing deferred tax assets will not be realized in a future period. As of December 31, 2020 and 2019, the Company had valuation allowances on certain state net operating loss carryforwards of $77 and $142, respectively. As of December 31, 2020 and 2019, the change in the valuation allowance was $(65) and $(20), respectively. At December 31, 2020, it is more likely than not that the results of future operations will generate sufficient taxable income to realize existing deferred tax assets, other than the state net operating loss carryforwards noted above. Therefore, no additional valuation allowance is necessary.

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2020 and 2019, respectively, are as follows:

	2020	2019
Deferred tax assets:
Net operating loss carry forwards	$10,967	$13,635
Operating lease liabilities	25,929	23,374
Deferred GCI capacity revenue	8,249	8,839
Reserves and accruals	8,979	8,700
Intangibles and goodwill	766	855
Fair value on interest rate swaps	791	82
Pension liability	1,288	1,054
Allowance for doubtful accounts	1,153	1,314
Other	897	222
Total deferred tax assets	59,019	58,075
Valuation allowance	(77)	(142)
Deferred tax assets after valuation allowance	58,942	57,933
Deferred tax liabilities:
Property, plant and equipment	(37,235)	(37,152)
Operating lease right of use assets	(25,518)	(23,011)
Revenue contract assets	(2,035)	(2,173)
Total deferred tax liabilities	(64,788)	(62,336)
Net deferred tax liability	$(5,846)	$(4,403)

As of December 31, 2020, the Company has available Federal and state net operating loss carry forwards of $44,432 and $22,279, respectively, which have various expiration dates beginning in 2034 through 2037.

The Company files consolidated income tax returns for Federal and state purposes in addition to separate tax returns of certain subsidiaries in multiple state jurisdictions. As of December 31, 2020, the Company is not under examination by any income tax jurisdiction. The Company is no longer subject to examination in the United States for years prior to 2017.

The Company accounts for income tax uncertainties using a threshold of “more-likely-than-not” in accordance with the provisions of ASC 740, “Income Taxes.” As of December 31, 2020, the Company has reviewed all of its tax filings and positions taken on its returns and has not identified any material current or future effect on its consolidated results of operations, cash flows or financial position. As such, the Company has not recorded any tax, penalties or interest on tax uncertainties. It is Company policy to record any interest on tax uncertainties as a component of income tax expense.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements

Years Ended December 31, 2020 and 2019

(In Thousands, Except Per Share Amounts)

17.	EARNINGS PER SHARE

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

The Company reported a net loss for the year ended December 31, 2020. Therefore, 2,227 potential common share equivalents were anti-dilutive and excluded from the calculation of diluted loss per share.

The following table sets forth the computation of basic and diluted (loss) earnings per share for the years ended December 31, 2020 and 2019:

	2020	2019
Net (loss) income attributable to Alaska Communications assuming dilution	$(1,073)	$4,928

Weighted average common shares outstanding:
Basic shares	54,013	53,379
Effect of stock-based compensation	-	898
Diluted shares	54,013	54,277

(Loss) income per share attributable to Alaska Communications:
Basic	$(0.02)	$0.09
Diluted	$(0.02)	$0.09

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements

Years Ended December 31, 2020 and 2019

(In Thousands, Except Per Share Amounts)

18.	ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table summarizes the activity in accumulated other comprehensive loss for the years ended December 31, 2020 and 2019:

	Defined
	Benefit
	Pension	Interest
	Plans	Rate Swaps	Total
Balance at December 31, 2018	$(3,003)	$328	$(2,675)
Other comprehensive loss before reclassifications	(115)	(29)	(144)
Reclassifications from accumulated comprehensive loss to net income	48	(506)	(458)
Net other comprehensive loss	(67)	(535)	(602)
Reclassifications from accumulated comprehensive loss to retained earnings	-	-	-
Balance at December 31, 2019	(3,070)	(207)	(3,277)
Other comprehensive loss before reclassifications	(1,203)	(2,792)	(3,995)
Reclassifications from accumulated comprehensive loss to net income	(74)	1,006	932
Net other comprehensive loss	(1,277)	(1,786)	(3,063)
Reclassifications from accumulated comprehensive loss to retained earnings	-	-	-
Balance at December 31, 2020	$(4,347)	$(1,993)	$(6,340)

The following table summarizes the reclassifications from accumulated other comprehensive loss to net income for the years ended December 31, 2020 and 2019, respectively:

	2020	2019
Amortization of defined benefit plan pension items: (1)
Amortization of (income) loss (2)	$(102)	$67
Income tax effect	28	(19)
After tax	(74)	48

Amortization of gain on interest rate swap: (3)
Reclassification to interest expense	1,405	(706)
Income tax effect	(399)	200
After tax	1,006	(506)
Total reclassifications net of income tax	$932	$(458)

(1) See Note 13 “Retirement Plans” for additional information regarding the Company’s pension plans.

(2) Included in “Other income (expense), net” on the Company’s Consolidated Statements of Comprehensive (Loss) Income.

(3) See Note 15 “Fair Value Measurements” for additional information regarding the Company’s interest rate swaps.

Amounts reclassified to net income from our defined benefit pension plan and interest rate swaps have been presented within “Other income (expense), net” and “Interest expense,” respectively, in the Statements of Comprehensive (Loss) Income. The estimated amount to be reclassified from accumulated other comprehensive loss as an increase in interest expense within the next twelve months is $1,935.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements

Years Ended December 31, 2020 and 2019

(In Thousands, Except Per Share Amounts)

19.	STOCKHOLDERS’ EQUITY

Treasury Stock

The Company does not currently have an authorized share repurchase program. Common stock repurchased under prior authorizations was accounted for as treasury stock.

In the first quarter of 2017, the Company’s Board of Directors authorized a share repurchase program pursuant to which the Company could repurchase up to $10,000 of its common stock effective March 13, 2017 through December 31, 2019. Under the program, repurchases could be conducted through open market purchases or through privately-negotiated transactions in accordance with all applicable securities laws and regulations, including through Rule 10b5-1 trading plans. The timing and amount of repurchases was determined based on the Company’s evaluation of its financial position including liquidity, the trading price of its stock, debt covenant restrictions, general business and market conditions and other factors. In 2019, using cash on hand, the Company repurchased 1 million shares at a weighted average price of $1.81 per share with an aggregate value of $1,812 under this program.

Dividends

The Company’s dividend policy is set by the Company’s Board of Directors and is subject to the terms of its credit facilities and the continued current and future performance and liquidity needs of the Company. Dividends on the Company’s common stock are not cumulative to the extent they are declared. On March 9, 2020, the Company’s Board of Directors declared a one-time cash dividend of $0.09 per share of common stock to be paid on June 18, 2020 to shareholders of record as of the close of business on April 20, 2020. The dividend totaled $4,852 of which $4,836 was paid in 2020. The remaining $16 is associated with deferred Board of Directors compensation and will be paid in future periods.

Merger Agreement

On December 31, 2020, the Company entered into a definitive agreement to be acquired by a newly formed entity owned by ATN International, Inc. and Freedom 3 Capital, LLC. See Note 2 “Merger Agreement” for a summary of the agreement.

20.	JOINT VENTURE

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

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements

Years Ended December 31, 2020 and 2019

(In Thousands, Except Per Share Amounts)

The table below provides certain financial information about the joint venture included on the Company’s consolidated balance sheet at December 31, 2020 and 2019. Cash may be utilized only to settle obligations of the joint venture. Because the joint venture is an LLC, and the Company has not guaranteed its operations, the joint venture’s creditors do not have recourse to the general credit of the Company.

	2020	2019
Cash	$270	$270
Property, plant and equipment, net of accumulated depreciation of $506 and $408	$1,635	$1,733

The operating results and cash flows of the joint venture in the years 2020 and 2019 were not material to the Company’s consolidated financial results.

21.	COMMITMENTS AND CONTINGENCIES

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

In the third quarter of 2020, the Company determined that it was reasonably possible it would be unable to collect certain accounts receivable from a specific e-Rate customer, funding of which was subject in part to completion of an FCC audit. The total outstanding balance at September 30, 2020 was $3,047, net of amounts reserved. The amount, or range, of loss was not determinable and a charge was not recorded in the third quarter. In the fourth quarter of 2020, the Company was notified that the FCC had been completed the audit and has determined that collection of the outstanding balance is probable.

The Company is involved in various other claims, legal actions and regulatory proceedings arising in the ordinary course of business and establishes an accrual when a specific contingency is probable and estimable. The Company recorded litigation accruals totaling $2,000 at December 31, 2020 against certain current claims and legal actions. The Company also faces contingencies that are reasonably possible to occur that cannot currently be estimated. The Company believes that the disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, comprehensive income or cash flows. It is the Company’s policy to expense costs associated with loss contingencies, including any related legal fees, as they are incurred.

22.	SUPPLEMENTAL CASH FLOW INFORMATION

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the statement of financial position at December 31, 2020 and 2019 that sum to the total of these items reported in the statements of cash flows:

	2020	2019
Cash and cash equivalents	$19,644	$26,662
Restricted cash	1,326	1,331
Total cash, cash equivalents and restricted cash	$20,970	$27,993

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements

Years Ended December 31, 2020 and 2019

(In Thousands, Except Per Share Amounts)

The following table presents supplemental non-cash transaction information for the years ended December 31, 2020 and 2019:

	2020	2019
Supplemental Non-cash Transactions:
Capital expenditures incurred but not paid at December 31	$5,487	$5,950
Dividend declared, but not paid	$16	$-
Additions to ARO asset	$194	$85
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$11,206	$1,420

23.	BUSINESS SEGMENTS

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

The following table presents service and product revenues from external customers for the years ended December 31, 2020 and 2019:

	2020	2019
Business and Wholesale Revenue
Business broadband	$64,238	$61,785
Business voice and other	28,936	28,660
Managed IT services	5,052	6,494
Equipment sales and installations	9,508	4,698
Wholesale broadband	49,878	43,310
Wholesale voice and other	5,256	5,617
Total Business and Wholesale Revenue	162,868	150,564
Consumer Revenue
Broadband	27,180	26,589
Voice and other	9,379	10,431
Total Consumer Revenue	36,559	37,020

Total Business, Wholesale, and Consumer Revenue	199,427	187,584

Regulatory Revenue
Access	21,448	24,416
High cost support	19,694	19,694
Total Regulatory Revenue	41,142	44,110

Total Operating Revenue	$240,569	$231,694

The Company’s revenues are derived entirely from external customers in the United States and its long-lived assets are held entirely in the United States.

24.	SUBSEQUENT EVENTS

Municipality of Anchorage Grant

In February 2021, the Company and the Municipality of Anchorage entered into an agreement under which utility relief will be made available to certain of the Company’s residential and small business customers located in Anchorage. The program is supported by a grant from the Municipality of Anchorage. The funds will be applied by the Company to the accounts of customers who have experienced financial hardship related to the COVID-19 pandemic and meet other requirements, subject to certain terms and conditions. Maximum funding under the grant is $725 and is currently expected to be received in 2021.

Merger Agreement

At a special meeting of stockholders held on March 12, 2021, the Company’s stockholders approved the merger under which the Company will be acquired by ATN International, Inc. and Freedom 3 Capital LLC.

The status of certain closing conditions to consummation of the Merger is summarized as follows. The waiting period under the HSR Act expired on February 16, 2021 at 11:59 p.m. Eastern Time. Filings with each of the FCC and the RCA were made on January 20, 2021. The RCA gave public notice of the application and requested any public comments by February 12, 2021. On February 8, 2021, the RCA issued an order stating that it had determined that Parent’s application to acquire the Company was complete as filed on January 20, 2021. The order states that the RCA will issue a final order no later than July 19, 2021.