Form 10-K/A
period 2020-12-31
ALASKA COMMUNICATIONS SYSTEMS GROUP INC
filed 2021-04-30
CIK 1089511

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

As of April 16, 2021, there were outstanding 54,273,804 shares of Common Stock, $.01 par value, of the registrant.

Documents Incorporated by Reference None.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

AMENDED ANNUAL REPORT ON FORM 10-K/A

FOR THE YEAR ENDED DECEMBER 31, 2020

EXPLANATORY NOTE

Alaska Communications Systems Group, Inc. and its consolidated subsidiaries (“we,” “our,” “us,” the “Company” and “Alaska Communications”) is filing this Amendment No. 1 on Form 10-K/A for the year ended December 31, 2020 (“Amendment”) to amend our Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2021 (the “Original Form 10-K”). We are filing this Amendment to (i) present in Part I, Item 1A, a revised risk factor, as described in Item 503(c) of Regulation S-K, that is applicable to the Company [required if there are changes from the original 10-K]; and (ii) present the information required by Part III of Form 10-K that was previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K. The Company is hereby amending the Original Form 10-K as follows:

●
On the cover page, to (i) delete the reference in the Original Form 10-K to the incorporation by reference of the Company’s proxy statement for its 2021 annual stockholders’ meeting and (ii) update the date as of which the number of outstanding shares of the Company’s common stock is being provided;

●	To present in Part I, Item 1A, a revised risk factor, as described in Item 503(c) of Regulation S-K, that is applicable to the Company;

●
To present the information required by Part III of Form 10-K, which information was originally expected to be incorporated by reference to our definitive proxy statement to be delivered to our stockholders in connection with our 2021 annual meeting of stockholders; and

●
In Part IV, to amend and restate Item 15(b) and Exhibits 31.3 and 31.4 in their entirety to contain the currently dated certifications from the Company’s principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. The certifications of the Company’s principal executive officer and principal financial officer are attached to this Amendment as Exhibits 31.3 and 31.4. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. The Exhibit Index has also been amended and restated in its entirety to include the certifications as exhibits.

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

The following is an update to the referenced risk factor provided in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Risks Relating to the Merger Agreement with ATN International, Inc. and Freedom 3 Capital, LLC

Shareholder Litigation

As previously disclosed, between January 27, 2021 and February 17, 2021, twelve lawsuits were filed by stockholders of the Company in connection with the Merger Agreement. These shareholder lawsuits, and any additional litigation that could be filed, may prevent or delay the closing of the Merger, and/or result in significant costs to the Company in connection with defense, indemnification, and liability.

As described below, between March 8 and March 24, eleven of these lawsuits were voluntarily dismissed by the plaintiff to those suits.

On January 27, 2021, the first such lawsuit was filed in the United States District Court for the Southern District of New York, captioned Stein v. Alaska Communications Systems Group, Inc., et al., Case No. 1:21-cv-00760, against the Company, members of the Board, ATN, F3C IV, F3C, Parent and Merger Sub (this case was voluntarily dismissed by the plaintiff on March 15, 2021). On February 1, 2021, three additional such lawsuits were filed against the Company and members of the Board: (i) Zilch v. Alaska Communications Systems Group, Inc., et al., Case No. 1:21-cv-00890, filed in the United States District Court for the Southern District of New York (this case was voluntarily dismissed by the plaintiff on March 15, 2021); (ii) Coraci v. Alaska Communications Systems Group, Inc., et al., Case No. 1:21-cv-00887, filed in the United States District Court for the Southern District of New York (this case was voluntarily dismissed by the plaintiff on March 15, 2021); and (iii) Coulibaly v. Alaska Communications Systems Group, Inc., et al., Case No. 1:21-cv-00131, filed in the United States District Court for the District of Delaware (this case was voluntarily dismissed by the plaintiff on March 15, 2021). On February 2, 2021, the fifth such lawsuit against the Company and members of Board was filed in the United States District Court for the Eastern District of Pennsylvania, captioned Palkon v. Alaska Communications Systems Group, Inc. (this case was voluntarily dismissed on March 16, 2021). On February 4, 2021, the sixth such lawsuit was filed against the Company and members of the Board in the United States District Court for the Southern District of New York, captioned Raul v. Alaska Communications Systems Group, Inc., et al., Case No. 1:21-cv-00988 (this case was voluntarily dismissed on March 16, 2021). On February 6, 2021, the seventh such lawsuit was filed against the Company and members of the Board in the United States District Court for the Eastern District of New York, captioned Holodnak v. Alaska Communications Systems Group, Inc., et al., Case No. 1:21-cv-00656 (this case was voluntarily dismissed by the plaintiff on March 8, 2021). On February 8, 2021, the eighth such lawsuit was filed against the Company and members of the Board in the United States District Court for the Southern District of New York, captioned Cazort v. Alaska Communications Systems Group, Inc., et al., Case No. 1:21-cv-1139 (this case was voluntarily dismissed on March 16, 2021). On February 11, 2021, the ninth such lawsuit was filed against the Company and members of the Board in the United States District Court for the Southern District of New York, captioned Bergquist v. Alaska Communications Systems Group, Inc., et al., Case No. 1:21-cv-01226 (this case was voluntarily dismissed by the plaintiff on March 15, 2021). On February 17, 2021, three additional such lawsuits were filed against the Company and members of the Board: (i) Ryan v. Alaska Communications Systems Group, Inc., et al., Case No. 1:21-cv-00222, filed in the United States District Court for the District of Delaware (this case was voluntarily dismissed on March 24, 2021); (ii) Flood v. Alaska Communications Systems Group, Inc., et al., Case No. 1:21-cv-00224, filed in the United States District Court for the District of Delaware (this case was voluntarily dismissed by the plaintiff on March 15, 2021); and (iii) Jenkins v. Alaska Communications Systems Group, Inc., et al., Case No. 1:21-cv-01409, filed in the United States District Court for the Southern District of New York. On February 19, 2021, the Company and members of its Board filed a Motion for Transfer of Actions with the United States Judicial Panel on Multidistrict Litigation, requesting to centralize the twelve then-pending actions before one court, which was subsequently closed on March 25, 2021.

In general, these lawsuits assert that the defendants failed to make adequate disclosures in the Company’s preliminary and/or definitive proxy statement, filed with the SEC on January 25, 2021 and February 9, 2021, respectively, regarding the Merger Agreement. The Company believes that these allegations are without merit.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Director Compensation

The compensation of directors is determined by the Board with the advice of the Compensation and Personnel Committee (“Compensation Committee”). Under its charter (available on our website at www.alsk.com), the Compensation Committee periodically reviews the compensation provided to non-employee directors for their service and makes recommendations to the Board regarding any changes. The Compensation Committee’s charter authorizes it to employ independent compensation and other consultants to assist in fulfilling its duties. From time to time the Compensation Committee engages a compensation consultant to advise and provide information regarding director compensation paid by other public companies, which may be used by the Compensation Committee to make compensation recommendations to the Board.

The following table contains information regarding compensation provided to each person who served as a director during 2020 (excluding Mr. Bishop, whose compensation is included in the Summary Compensation Table and related tables and disclosure).

2020 Director Compensation Table
Name	Fees Earned or Paid in Cash ($)	Restricted Stock Awards[3] ($)	Total ($)
Peter D. Aquino	102,579	25,000	127,579
Wayne Barr, Jr.	85,338	25,000	110,338
Brian A. Ross[1]	55,000		55,000
Peter D. Ley[1]	47,500[2]		47,500
David Karp	134,917[2]	25,000	159,917
Ben Duster	56,139	25,000	81,139
Shelly Lombard	31,354	25,000	56,354

(1)         In 2020, Messrs. Ross and Ley served through the date of the annual meeting, at which time Mr. Duster and Ms. Lombard were appointed to the Board.

(2)         Includes amounts that were deferred pursuant to the director's election that will be paid upon retirement.

(3)         Under the Non-Employee Director Compensation Plan effective June 16, 2020, Board members were granted $50,000 of restricted stock units. The number of shares granted was based on the 10-day average closing price on June 15, 2020. These shares will vest at the earlier of the one-year grant date or the date of the next annual meeting. In the event of a change of control prior to those dates, the shares would vest immediately.

We provided compensation to our independent directors under our Board-approved Director Compensation Policy. The Director Compensation Policy was amended in June 2020 effective for the second half of 2020. Compensation under both the original policy and as amended for the second half of 2020 consisted of annual retainers that were payable in equal quarterly installments. Except for deferred amounts, amounts were paid for each quarter or partial quarter of service, without proration, within 30 days of the close of the calendar quarter.

Director compensation through June 16, 2020 was paid under the 2019 Non-employee director compensation plan

Compensation Type	Amount ($)
Annual Board Cash Retainer:
Board Chair	$92,500
Audit Committee Members	$45,000
Other Independent Directors	$42,500
Annual Shares or Equivalents:
Board Chair	$50,000
Other Independent Directors	$50,000
Committee Chair Retainers:
Audit and Compensation Committee
Chairs	$15,000
Nominating Committee Chair	$5,000

Direction compensation after June 16, 2020 was paid under the 2020 Non-employee director compensation plan

Board Service Compensation	Amount ($)
Annual Cash Retainer	$50,000
Annual Equity Grant	$50,000

Committee Chair Cash Retainers
Audit	$20,000
Compensation	$15,000
Nominating & Governance	$10,000

Committee Member Cash Retainers
Audit	$5,000
Compensation	$4,000
Nominating & Governance	$3,000

Additional Board Chair Cash Retainer	$40,000

Additionally, the Transaction Committee was formed as a special committee of the Board of Directors in September of 2020. Each member of the Transaction Committee earns a monthly retainer of $5,000 for their service on this committee.

Our independent directors are also reimbursed for reasonable out-of-pocket expenses incurred for serving as directors.

Our Board has adopted minimum share ownership requirements for directors because we believe the Board will more effectively pursue the long-term interests of stockholders if the directors are stockholders themselves. Our Director Compensation Policy requires each non-employee director to accumulate and hold common stock or common stock equivalents issued by the Company equal to at least three times his or her annual cash retainer. Each non-employee director must comply with the policy by the fifth anniversary of the director’s continuous service to our Board. All of our directors who have met their fifth anniversary have met the holding requirement.

Board of Directors

David W. Karp	Skills, Qualifications and Factors
Director	• Serves as leader of a service-based firm operating across Alaska, the contiguous United States, Canada and Mexico;
Age: 54	• background in the Alaska tourism business and as a business buyer of the services that are key to the Company’s growth; and
Director since 2011	• reputation as a motivational leader, manager and respected member of the Alaska community.
Elected Chair: 2019
Alaska Communications Committees:
-Nominating and Corporate Governance
-Transaction Committee

David W. Karp is the senior vice president and managing director of Alaska for Saltchuk, a Seattle-based company with multiple operating companies in Alaska, including Northern Air Cargo, Tote Maritime, Carlile Transportation, Delta Western, Inlet Energy and Cook Inlet Tug and Barge. The company provides transportation and energy solutions throughout Alaska and the region. Mr. Karp resides in Anchorage, Alaska, with his family and is involved in supporting many nonprofit organizations in the community. Mr. Karp also serves as a member of the board of directors for Anchorage based Northrim BanCorp, Inc. (Nasdaq: NRIM). He holds a B.A. from the University of Oregon and has completed the Owner President Manager Program at the Harvard School of Business.

Peter D. Aquino	Skills, Qualifications and Factors
Director	• Chairman, CEO and Director of a technology company;
Age: 60	• long history of leadership experience in the telecommunications industry;
Director since 2019	• previous public company board experience, including serving on audit committees; and
Alaska Communications Committees:	• MBA from George Washington University.
-Audit
-Compensation & Personnel (Chair)
-Transaction Committee (Chair)

Peter D. Aquino Peter D. Aquino is currently the Chairman & CEO of Spartacus Acquisition Corporation (Nasdaq: TMTS). He is a veteran of the technology, media, and telecommunications (TMT) industry, with a track record of successfully guiding major expansion efforts, turnarounds, strategic partnerships, and transactions at both public and private companies. He was the Chairman & CEO of Internap Corporation between September 2016 and May 2020, a retail data center portfolio. Prior to this, Mr. Aquino served as Chairman and CEO of Primus Telecommunications Group, Incorporated from 2010 until 2013. Under his leadership, PTGI grew into an integrated telecommunications company serving consumer and business customers with voice, data, high-capacity fiber and data center services globally. He also served as the President and CEO of RCN Corporation from 2004 until 2010 where he built the company into an all-digital HDTV cable multiple system operator and created an advanced fiber-based commercial network through organic and acquisition strategies. He is also the founder of Broad Valley Capital, LLC, where he also provides consulting services and capital to help improve companies’ business operations, development, and M&A. He began his career at AT&T / Bell Atlantic (now Verizon) in 1983. Mr. Aquino recently served on the board of directors of Lumos Networks, FairPoint Communications, and of TiVo, Inc. Mr. Aquino holds a B.A. from Montclair State University, New Jersey and an M.B.A. from George Washington University, Washington, DC.

Wayne Barr, Jr.	Skills, Qualifications and Factors
Director	• Chairman, President and CEO of diversified holding company;
Age: 57	• experience as principal of company through which he provides assistance in areas including corporate strategy and planning, mergers and acquisitions;
Director since 2018	• previous board experience in the field of telecommunications; and
Alaska Communications Committees:	• JD from Albany Law School of Union University and admitted to practice in New York.
-Compensation & Personnel
-Nominating and Corporate Governance (Chair)

Wayne Barr, Jr is the President and CEO of HC2 Holdings, Inc. (NYSE: HCHC), which has a class-leading portfolio of assets primarily in Infrastructure, Life Sciences, Spectrum, and Insurance, a position he has held since June 2020. Mr. Barr is also a member of the HC2 Board of Directors, where he has held various committee memberships since joining that board in 2014. Prior to being named interim President and CEO at HC2, Mr. Barr was Chairman, President and CEO of CCUR Holdings, Inc. (OTCQB: CCUR), a diversified holding company. From January 2013 until September 2018, Mr. Barr was managing director of Alliance Group of NC, LLC, a full-service real estate firm providing brokerage, planning and consulting services throughout North Carolina. He is also the principal of Oakleaf Consulting Group LLC, a management consulting firm focusing on technology and telecommunications companies, which he founded in 2001. Mr. Barr has previously served on the boards of directors of Aviat Networks, Inc., Anacomp, Leap Wireless International, NEON Communications and Globix Corporation. He has also served as a Trustee of the New York Racing Association. Mr. Barr holds a J.D. from Albany Law School of Union University and is admitted to practice law in New York State. He is also a licensed real estate broker in the state of North Carolina.

Benjamin C. Duster, IV	Skills, Qualifications and Factors
Director	• Founder and CEO of Cormorant IV Corporation, LLC, a finance operations and strategic advisory management firm specializing in improving effectiveness and transforming businesses to ensure sustainable value creation;
Age: 60	• previous experience as an independent director on the boards of several diverse public companies undergoing or contemplating transformative change; and
Director since 2020	• JD and MBA from Harvard University.
Alaska Communications Committees:
-Audit (Chair)
-Nominating and Corporate Governance
-Transaction Committee

Benjamin C. Duster, IV is the founder and CEO of Cormorant IV Corporation, LLC, a finance operations and strategic advisory/interim management firm organized in 2014 to help organizations assess and improve their execution effectiveness and transform existing business/service models to ensure long-term sustainable value creation. Prior to his current position, Mr. Duster was the CEO of CenterLight Health System, Inc., a private diversified health services, managed care and assisted living conglomerate from 2016 to 2018. In addition to the Alaska Communications Systems board, Mr. Duster currently serves as an independent director and chairman of the compensation committee of Weatherford International, a public oil field services company, as an independent director and chairman of the audit committee of Chesapeake Energy, an oil & gas producer and as an independent director and chairman of the audit committee of Cardone Industries, Inc., a private auto parts aftermarket manufacturer. Mr. Duster’s extensive experience as an independent director also includes service as Chairman of the supervisory board of Netia, S.A from 2009 to 2013, Chairman of the audit committee of RCN Corporation from 2006 to 2010, (Nasdaq: RCN prior to sale) and board member of Multi-Fineline Electronics from 2012 to 2015 (Nasdaq: MFLX, prior to sale). Mr. Duster holds a J.D. from Harvard Law School, an M.B.A. from Harvard Business School, and a B.A in Economics from Yale University.

Shelly C. Lombard	Skills, Qualifications and Factors
Director	• Finance professional and consultant in the field of corporate finance, financial analysis, and the financial markets;
Age: 61	• previous experience in working with companies in financial or operating distress;
Director since 2020	• well-respected and frequently quoted financial analysis expert, having appeared on several different media platforms; and
Alaska Communications Committees:	• MBA in Finance from Columbia University Graduate School of Business.
-Audit
-Compensation and Personnel

Shelly C. Lombard is currently an independent consultant and, since May 2020, a member of the Board of Directors of HC2 Holdings, Inc. (NYSE: HCHC) where Ms. Lombard serves as the chair of the HC2 audit committee and as a member of the HC2 compensation committee and nominating committee. Ms. Lombard is also a member of the board of directors of Spartacus Acquisition Corporation (Nasdaq: TMTSU). From 2011 to 2014, she was the Director of High Yield and Distressed Research for Britton Hill Capital, a broker dealer specializing in high yield bank debt and bonds and value equities. From 2003 to 2010, Ms. Lombard was a high yield bond analyst covering the automotive industry at Gimme Credit, a subscription bond research firm. From 1992 to 2001, she analyzed, managed, and was involved in the restructurings of proprietary investments for ING, Chase Manhattan Bank, Barclays Bank, and Credit Lyonnais. Ms. Lombard began her career at Citibank in the leveraged buyout group. As an independent financial analyst and financial trainer, she reviews investment ideas, provides training programs for new hires at Wall Street banks, and has taught executive education courses in corporate finance, financial analysis, and the financial markets at Columbia University, the Wharton School of Business, and Moody’s. Ms. Lombard has an M.B.A. in finance from Columbia University.

William H. Bishop	Skills, Qualifications and Factors
Director	• Extensive knowledge of the Company with a deep understanding of the unique Alaskan market;
Age: 55	• over 25 years of telecom and business leadership experience; and
Director since 2019	• current and prior board experience for the US Telecom Association and Alaska Business Week.

William H. Bishop serves as President and Chief Executive Officer of Alaska Communications, overseeing and providing executive level leadership for all strategic and business operations. Mr. Bishop joined Alaska Communications in August 2004 and has served in several leadership roles in consumer and business sales and operations, including senior vice president of customer and revenue management, chief operations officer and most recently, interim president and CEO. Mr. Bishop brings more than 25 years of telecommunications and business leadership experience to Alaska Communications, including positions at AT&T, McCaw Communications, and a federal government logistics contracting company. A long time Alaskan, Mr. Bishop has served with many statewide volunteer activities and currently serves on the board of directors for the US Telecom Association and as former chairman of the board for Alaska Business Week. Mr. Bishop holds a B.S. in Natural Sciences from the University of Alaska Anchorage and is completing his M.B.A. in Strategic Leadership at Alaska Pacific University.

Executive Officers

The table below sets forth certain information as of April 30, 2021, about those persons currently serving as executive officers of the Company. Biographical information on William H. Bishop, our President and CEO, is presented above.

Name	Age	Title
William H. Bishop	55	President and Chief Executive Officer
Laurie M. Butcher	58	Chief Financial Officer
Leonard A. Steinberg	67	Senior Vice President, Legal, Regulatory & Government Affairs and Corporate
		Secretary
Diedre L. Williams	47	Senior Vice President, Operations
Beth R. Barnes	43	Vice President, Mass Markets and Marketing
Richard P. Benken	62	Vice President, Network Strategy, Engineering and Operations
Aurora G. David	60	Vice President, Information Technology
James R. Gutcher	55	Vice President, Strategy and Product Management
Tiffany G. Hoogerhyde	49	Vice President, Finance and Controller
Sean P. Lindamood	48	Vice President, Business Sales
Debra J. Morse	62	Vice President, Human Resources

Laurie E. Butcher serves as our Chief Financial Officer, leading the Company’s revenue, treasury and finance departments. Ms. Butcher joined Alaska Communications in 1997, and has served in several leadership roles, most recently as Senior Vice President, Finance and Controller since November 2015, before taking her current role on September 22, 2019. She is responsible for accounting, budgeting, and forecasting for Alaska Communications, in addition to leading strategy for free cash flow growth and EBITDA margin expansion. Ms. Butcher brings more than 30 years of finance expertise to Alaska Communications, including roles in public accounting at Price Waterhouse and Deloitte & Touche and as controller for Teamsters Local 959. Ms. Butcher serves as a management trustee for the Alaska Electrical Pension Fund and is on the board of directors for the United Way of Anchorage. A lifelong Alaskan, she holds a B.B.A. in accounting from the University of Alaska and is a licensed Certified Public Accountant.

Leonard A. Steinberg serves as our Senior Vice President, Legal, Regulatory and Government Affairs and Corporate Secretary, and has served in this role since January 1, 2012. Mr. Steinberg joined the Company in June 2000 as a Senior Attorney and was subsequently promoted to General Counsel and Secretary in January 2001; and Vice President, General Counsel and Secretary in May 2004. Mr. Steinberg’s legal responsibilities include all of the legal affairs for the Company and its subsidiaries, risk management, corporate governance, corporate communications, and regulatory compliance. In addition, Mr. Steinberg is responsible for contract review and administration, real estate and facilities management, cybersecurity and data privacy, and emergency planning. He also serves as the Company’s Chief Ethics Officer. From 1998 to 2000, Mr. Steinberg used his expertise in regulatory and administrative law to represent telecommunications and energy clients at Brena, Bell & Clarkson, P.C., an Anchorage, Alaska, law firm. Prior to that, Mr. Steinberg was a partner in the firm of Hosie, Wes, Sacks & Brelsford with offices in Anchorage, Alaska and San Francisco, California. Mr. Steinberg practiced in the firm’s Anchorage office from 1996 to 1998 and in the firm’s San Francisco office from 1988 to 1996 where he primarily represented large clients in oil and gas royalty and tax disputes. Mr. Steinberg holds a J.D. from the University of California’s Hastings College of Law, an M.P.A. from Harvard University’s Kennedy School of Government, an M.B.A. from the University of California Berkeley’s Haas School of Business, and a B.A. from the University of California at Santa Cruz.

Diedre L. Williams serves as our Senior Vice President, Operations, and has served in this role since September 22, 2019. She leads the company’s product and service installation, customer service, and engineering functions. Ms. Williams has more than 17 years of telecommunications leadership experience with a focus on building teams and creating strong, effective relationships with Alaska Communications’ counterparts. Her work helps ensure achievement of strategic initiatives and brings great value to customers, employees and stockholders. Prior to this role, Ms. Williams served as the company’s vice president of human resources and as the director of human resources operations beginning in September 2011. Ms. Williams joined Alaska Communications in 2003. Ms. Williams is a trustee for the Alaska Electrical Health and Welfare Plan.

Beth R. Barnes serves as Vice President, Mass Markets and Marketing, accountable for residential and small business sales and revenue, marketing, corporate analytics, and customer experience, and has served in this role since January 1, 2020. Having over 20 years of analytical experience, Ms. Barnes joined the Company in January 2013 as a Manager in Market Research and Analytics and has since had several leadership roles in sales, marketing, product, and analytics, including Senior Director/Director, Mass Markets; Director Consumer Product and Marketing; Senior Manager/Manager, Marketing, Research and Analytics. Prior to joining Alaska Communications, she provided customer and market insights to several Fortune 500 financial services companies, including Farm Bureau Financial Services, Thrivent Financial for Lutherans, and Assurant, Inc. Ms. Barnes serves as vice chair of Junior Achievement Alaska and serves on the Anchorage Economic Development Corporations Investor Council. Ms. Barnes received her B.S. in Business Administration from Drake University and her M.B.A. from the University of Wisconsin, Oshkosh.

Richard P. Benken serves as Vice President, Network Strategy, Engineering and Operations, overseeing and providing executive level leadership for network strategy, design, construction, engineering, operations and supply chain management, and has served in this role since July 23, 2017. Mr. Benken joined the Company in May 2016 and has served in leadership roles in network engineering and operations, including 2 years as Senior Director of network strategy, and two years in his current position. Mr. Benken has more than 30 years of wireline and wireless telecommunications experience, including positions at Cincinnati Bell in network architecture, engineering, operations and business development, and 5 years’ experience in the U.S. Air Force at Wright Aeronautical Laboratories. Mr. Benken received a B.S. in Electrical Engineering from the US Air Force Academy and a M.S. in Computer Engineering from Wright State University.

Aurora G. David serves as Vice President, Information Technology, leading the IT applications, infrastructure & operations and business transformation teams, and has served in this role since May 14, 2012. Since Ms. David joined the Company, she has led major enterprise initiatives to modernize system landscape such as unified communication platform, customer web portal, and cyber security. She has more than 25 years of telecommunications industry experience leading acquisitions, overhauling enterprise application ecosystems and establishing project management offices. Ms. David’s prior work experience includes Integra Telecom and Pacific Telecom. She also led a software consulting start-up company primarily geared for communications companies in the Pacific Northwest area. Ms. David received her B.A. in Business Management from the University of the Philippines and her M.A. in Computer Science from Ateneo de Manila.

James R. Gutcher serves as Vice President, Strategy and Product Management, providing leadership in the Company’s strategy, product management and pricing functions, and has served in this role since January 1, 2020. Mr. Gutcher joined Alaska Communications in January 2014 and has served in leadership roles in product management and marketing, including Director of Product Management, Director of Product Management and Marketing, and Senior Director of Product Management and Pricing. Mr. Gutcher has more than 25 years of telecommunications experience serving small businesses, enterprises, and service providers with voice and data products in strategy, product management, operations and support roles at Avaya and Nortel Networks. Mr. Gutcher holds a B.A.Sc. in Electrical Engineering from the University of Toronto.

Tiffany G. Hoogerhyde serves as Vice President, Finance and Controller, leading the Company’s accounting department and Sarbanes-Oxley (SOX) program, and has served in this role since January 1, 2020. Ms. Hoogerhyde joined Alaska Communications in 1997 and has held leadership roles in the Company’s accounting and treasury functions before taking her current role as the principal accounting officer. Ms. Hoogerhyde has over 21 years of telecommunications experience and 19 years of finance leadership experience at Alaska Communications. Ms. Hoogerhyde has previously served as the Treasurer of the Dimond High School Parent Teacher Student Association and currently serves as a management trustee for the Alaska Communications retirement plans. Ms. Hoogerhyde is a lifelong Alaskan holding a B.A. in Accounting from Portland State University, a M.B.A. from the University of Alaska, Anchorage and is a licensed Certified Public Accountant.

Sean P. Lindamood serves as Vice President, Business Sales, overseeing enterprise and carrier sales operations, sales engineering, and managed IT services and has been in this role since in July 21, 2019. Mr. Lindamood has been with Alaska Communications for almost 21 years in various sales and leadership positions, including ten years as an Account Executive, two years as a Sales Manager, and almost eight years as a Director and Sr. Director of Sales and Managed Services.

Debra J. Morse serves as Vice President, Human Resources, leading the Company’s employee and labor relations, recruiting, and compensation and benefits functions, and has served in this role since June 1, 2020. Ms. Morse joined Alaska Communications in 2012 and served as the Company’s Senior Attorney prior to her current role. Ms. Morse has served as a member of Providence Alaska Medical Center’s Citizens Advisory Council since 2016. Ms. Morse holds a J.D. from Willamette University College of Law and a B.B.A in Accounting from the University of Alaska Anchorage and is a licensed Certified Public Accountant (Inactive) in Alaska.

Section 16(a) Beneficial Ownership Reporting Compliance

Federal securities laws require executive officers, directors, and owners of more than 10% of our common stock to file reports (Forms 3, 4 and 5) with the SEC and any stock exchange or trading system on which our securities are listed. These reports relate to the number of shares of our common stock that each such person owns and any change in their ownership. Based solely on our review of Forms 3, 4 and 5 filed with the SEC, we believe that all persons required to file such forms have done so in a timely manner during 2020, except for one late-filed Form 4 on June 18, 2020 by Ben Duster.

Corporate Governance

The Board is committed to strong corporate governance and believes it supports our success and helps us build long-term stockholder value. We have adopted a Code of Ethics that applies to all employees, including the CEO and President, the Chief Financial Officer, and directors. We have also adopted Corporate Governance Principles and Guidelines, that in conjunction with our By-laws and charters of the committees of the Board form the framework of our corporate governance. The Board periodically reviews these governance documents as well as the rules, regulations and listing standards, and best practices suggested by recognized governance authorities. Our Corporate Governance documents are all available on our website at www.alsk.com under Corporate Governance. We will post amendments to, or waivers from, the provisions of our Code of Ethics, if any exist, applicable to our directors and executives on the same website. You can also obtain a printed copy of our Code of Ethics, Corporate Governance Principles and Guidelines and committee charters at no charge by sending inquiries to investors@acsalaska.com or Investor Relations, 600 Telephone Avenue, Anchorage, Alaska 99503-6091.

The Board conducts a self-evaluation of its performance annually that includes a review of the Board’s composition, responsibilities, leadership, committee structure, processes and effectiveness. Each committee of the Board conducts a similar self-evaluation with respect to that committee.

We have a policy prohibiting all employees, officers, and members of our Board from engaging in any hedging transactions with respect to our equity securities held by them or pledging Company securities as collateral.

Board Independence

●         All current members of our Board, other than Mr. Bishop, our President and CEO, satisfy the independence requirements of SEC and Nasdaq rules.

●         Our presiding director and Board Chair is an independent director.

●         All members of the Audit, Compensation, Nominating, and Transaction Committees are independent directors.

●         Directors are required by our Corporate Governance Principles and Guidelines to immediately tender a resignation in the event of a conflict of interest or change of circumstances that would interfere with their fiduciary duties owed to the Company and our stockholders.

Director Nomination Process

The Nominating and Corporate Governance Committee (“Nominating Committee”) strives to maintain an engaged, independent board with broad and diverse experience and judgment that is committed to representing the long-term interests of our stockholders. Each year the Nominating Committee assesses all director candidates, whether submitted by members of the Board, management or a stockholder, and recommends nominees for election to the Board. All recommendations for nomination are based upon the factors described, under the heading: “Nominating and Corporate Governance Committee,” and in this section.

Stockholders recommending candidates for director positions should submit the candidate’s name, qualifications, and other information required in our By-laws, to the Nominating and Corporate Governance Committee, Attention: Corporate Secretary, 600 Telephone Avenue, MS 65, Anchorage, Alaska 99503-6091. Except as required by applicable law, the Nominating Committee has no obligation to nominate stockholder-recommended candidates for election as a director.

Board Meetings and Committee Meetings During 2020; Annual Meeting Attendance

●         Full Board meetings held - 26

●         Audit Committee meetings held - 8

●         Compensation and Personnel Committee (“Compensation Committee”) meetings held - 5

●         Nominating and Corporate Governance Committee (“Nominating Committee”) meetings held – 5

●         Transaction Committee (“Nominating Committee”) meetings held – 26

Each of the directors serving in 2020 attended at least 75% of the aggregate of the total number of meetings of the Board and all committees on which the director served during the period each director was serving on the Board and any applicable committee. While the Company has no formal policy regarding director attendance at the Annual Meeting of stockholders, the Company encourages all directors to attend. All the directors then serving, attended the 2020 Annual Meeting of stockholders. The table below represents the committees of the Board and the directors that served on those committees in 2020.

2020 STANDING COMMITTEE STRUCTURE AND INDEPENDENT DIRECTOR MEMBERSHIP

Board Member	Audit Committee	Compensation & Personnel	Nominating & Corporate Governance
Peter D. Aquino
Wayne Barr, Jr.
Ben Duster
David W. Karp- Chairman of the Board of Directors
Shelly Lombard
		Chair	Member

Board Leadership Structure

Our Board’s independent leadership is strengthened by separation of the CEO and Board Chair functions. The Board has determined that its leadership structure is appropriate given its judgment that there are advantages to having a non-executive Board Chair to provide independent oversight and to engage in communications and relations between the Board, the CEO, and other senior management; to assist the Board in reaching consensus on certain strategies and policies; and to facilitate a robust director, Board, and CEO evaluation process. The Board believes that because of this separated structure, the Board’s advisory and oversight roles are effectively focused on assisting the CEO and senior management in developing and adopting successful business strategies and risk management policies, and in making successful choices in management succession. Our current Board Chair is independent director, David W. Karp.

Succession Planning

Our Board is actively involved in talent management. The Board reviews the Company’s “people strategy” in support of its business strategy at least annually. This includes a detailed discussion of the Company’s leadership bench and succession plans with a focus on key positions at the senior officer level.

In addition, the committees of the Board regularly discuss the talent pipeline for specific critical roles. Highly qualified potential leaders are given exposure and visibility to Board members through formal presentations and informal events. More broadly, the Board is regularly updated on key talent indicators for the overall workforce, including diversity, recruiting and development programs.

Committees of the Board

Our Board currently has three standing committees: Audit, Compensation, and Nominating Committees, and one temporary committee: Transaction Committee. All members of these committees are required to be independent directors.

Audit Committee

The Audit Committee assists our Board in overseeing the quality and integrity of our accounting, auditing and reporting practices. The Audit Committee’s role includes overseeing the work of the Company’s accounting function and internal control over financial reporting, and the quality and integrity of the Company’s financial reports. The Audit Committee is responsible for the appointment, compensation, retention and oversight of the independent auditor engaged to issue audit reports on our financial statements and internal control over financial reporting. The Audit Committee also monitors and evaluates the Company’s compliance with Section 404 of the Sarbanes-Oxley Act of 2002, including the risk assessment procedures as required.

The Audit Committee, in conjunction with the Board, has primary responsibility for oversight of the Company’s management of risks inherent in its financial reporting and financial controls, the options to mitigate such risks and the Company’s approach to such risks. The Board retains oversight of the broader risks to the Company and its operations.

The Audit Committee operates pursuant to a written charter adopted by the Board, that the Audit Committee reviews annually, and is available at www.alsk.com. The Audit Committee currently consists of Messrs. Duster (chair) and Aquino and Ms. Lombard. The Board has determined that all of the members of the Audit Committee are independent directors and that each of the members has sufficient knowledge in financial and auditing matters to serve on the Audit Committee. In addition, the Board has also determined that each member qualifies as an “audit committee financial expert” as defined under SEC rules. The report of the Audit Committee is included in this report under the heading Audit Committee Report.

Compensation and Personnel Committee

The purpose of the Compensation Committee is to discharge the Board’s responsibilities relating to Company compensation plans, policies and procedures including: (i) evaluate and establish director and executive officer compensation and performance requirements; (ii) approve equity and cash incentive programs for all employees of the Company; (iii) oversee succession planning for directors, executive officers and other management, as appropriate; and (iv) perform other tasks necessary to promote sound corporate governance principles related to compensation at the Company.

The Compensation Committee operates pursuant to a written charter adopted by the Board that the Compensation Committee reviews annually and is available at www.alsk.com. The Compensation Committee currently consists of Messrs. Aquino (chair) and Barr and Ms. Lombard. The Board has determined that all of the members of the Compensation Committee are independent directors.

Nominating and Corporate Governance Committee

The Nominating Committee assists the Board in discharging its duties by identifying, assessing and recommending director nominees for the Board, and it also has primary responsibility for matters of corporate governance. The Nominating Committee currently consists of Messrs. Barr (chair), Duster, and Karp. The Board has determined that all of the members of the Nominating Committee are independent directors.

For director nominations, the Nominating Committee does not require director candidates to meet any specific set of minimum qualifications other than those set forth in our By-laws regarding age, legal compliance, and validity of nomination and election. As referenced in our Corporate Governance Principles and Guidelines available at www.alsk.com, the Nominating Committee considers a wide variety of qualifications, attributes and other factors in evaluating director candidates. Some of the factors used in evaluating candidates include:

●         ethical character and integrity;

●         proven business judgment and competence;

●         professional skills or management experience in dealing with a large, complex organization or complex problems similar or complementary to those encountered by our Company;

●         knowledge of the Company’s various constituencies such as employees, customers, vendors, and the business community in Alaska;

●         expertise in particular areas such as technology, finance, or marketing;

●         strategic vision;

●         diversity of professional experience and viewpoints;

●         demonstrated ability to act independently and to represent the interests of all stockholders; and

●         willingness and ability to devote the necessary time to fulfill a director’s responsibilities to the Company and our stockholders.

Our Board has adopted a retirement policy that specifies that a director will not be nominated for election to the Board after reaching the age of 72, unless the Board determines that circumstances warrant the continued service of a director.

In April 2019, on the recommendation of the Nominating Committee, our Board established a director tenure policy which provides that a director will not be nominated for election to the Board after the tenth anniversary of the date the director joined the Board, unless the Board determines that circumstances warrant the continued service of a director. The Board determined to continue the services of Mr. Karp past the tenth anniversary of service in light of current circumstances.

While the Company does not have a formal policy on Board diversity, the Board recognizes that a diversity of viewpoints and practical experiences can enhance the effectiveness of the Board as a whole. In particular, the Board affirms its commitment to prioritize diverse candidates for vacancies on the Board pursuant to either the Board tenure or retirement policy. Accordingly, as part of its evaluation of each candidate, the Nominating Committee will take into account diversity as an important consideration in assessing how a candidate’s background, experience, qualifications, and skills add value to the Board as a whole. We believe a diverse group can best perpetuate the success of our business and represent stockholder interests through the exercise of sound judgment.

As a part of its corporate governance function, the Nominating Committee specifically reviews the qualifications of each candidate for the Board, his or her performance and contributions as a Board member whether an incumbent or not, his or her understanding of our business and the competitive environment in which we operate. In addition, factors evaluated for incumbent nominees include: attendance and participation at meetings of the Board and relevant Board committees, independence, and any ties to our Company. Prior to nomination, each candidate for election or re-election must consent to stand for election to the Board.

The Nominating Committee operates pursuant to a written charter adopted by the Board, that the Nominating Committee reviews annually and is available at www.alsk.com.

Transaction Committee

The Transaction Committee is a temporary committee that was created in September 2020. The primary objective of the Transaction Committee is to assist management and the Board with respect to the Company’s exploration of strategic alternatives, including a possible significant transaction of the Company with a third party involving a potential merger, acquisition, divestiture or other strategic transaction outside the ordinary course of the Company’s business. Messrs. Karp, Aquino, and Duster serve on the Transaction Committee and Mr. Aquino is the chair. The Transaction Committee operates pursuant to a written charter adopted by the Board.

ITEM 11.	EXECUTIVE COMPENSATION

Executive Compensation

This Executive Compensation Narrative is organized into five sections:

●	Executive Summary

●	Stockholder Engagement and Say-on-Pay Results

●	Executive Compensation Program Philosophy and Objectives

●	2020 Executive Compensation Program Elements

●	Compensation Governance

For 2020, our named executive officers (“NEOs”) were:

Name	Title	Years with Alaska Communications
William H. Bishop	President and Chief Executive Officer	17
Laurie M. Butcher	Chief Financial Officer	24
Leonard A. Steinberg	Senior Vice President, Legal, Regulatory & Government Affairs and Corporate Secretary	20

Executive Summary

2020 Operational Highlights

We are pleased to report strong 2020 results and achievements, driven by demand for fiber infrastructure and high-performance broadband growth. The following are a few of the highlights from 2020:

Total revenue of $240.6 million increased $8.9 million, or 3.8%, in 2020 compared with 2019. Business and wholesale revenue increased $12.3 million reflecting a $9.0 million increase in total broadband revenue and a $4.8 million increase in equipment sales and installations. Rural health care revenue was $12.8 million and $14.2 million in 2020 and 2019, respectively. Consumer revenue of $36.6 million was down marginally year over year. As anticipated, regulatory access revenue declined $3.0 million due to the restructuring and contribution capping (and thereby reducing) of AUSF support. The COVID-19 pandemic did not have a material effect on revenue in 2020.

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

We have expanded our network to 181,000 terrestrial and submarine fiber miles. In 2020, we secured additional spectrum through the FCC auction for licenses in the shared Citizens Broadband Radio Service. We also continue to expand our MDU offering utilizing fiber or fixed wireless backhaul, with more than 7,000 MDUs now served

2020 Compensation Plan Highlights

Our compensation program objectives are to provide competitive and reasonable compensation opportunities, focus on results and strategic objectives, foster a pay-for-performance culture, and attract and retain key executives. Balancing these key objectives helps ensure accountability to our stockholders. Our compensation program provides a mix of salary, incentives with variable compensation opportunities designed to support our strategic plan and enhance stockholder value, and broad-based benefits. Our Compensation Committee has the primary responsibility for approving our compensation strategy and philosophy and the compensation programs applicable to our Named Executive Officers. With respect to the compensation of our Chief Executive Officer, our Compensation Committee makes a recommendation that is further reviewed and approved by the independent members of the Board.

Mr. Bishop

For 2020 the Board approved a compensation package for Mr. Bishop, our Chief Executive Officer, comprised of a base salary of $390,000. with (1) a target annual incentive opportunity of 80% of base salary; and (2) target long-term incentive opportunities of 125% of base salary representing a combination of performance-based and time-based equity or cash compensation resulting in target total compensation of $1,189,500.

Ms. Butcher

The Compensation Committee approved a 2020 compensation package for Ms. Butcher comprised of (1) base salary of $278,239; (2) a target annual incentive opportunity of 60% of base salary; and (3) target long-term incentive opportunities valued at 80% of base salary representing a combination of performance-based and time-based equity or cash compensation, resulting in target total compensation of $667,774. This represents a 1.1% increase from Ms. Butcher’s 2019 target total compensation opportunity.

Mr. Steinberg

Mr. Steinberg’s base compensation remained unchanged at $288,000 for 2020. His target annual incentive opportunity also remained unchanged at 60% of base salary and his target long-term incentive opportunities were at 100% of his base salary representing a combination of performance-based and time-based equity or cash compensation resulting in target total compensation of $748,800.

Other Actions

The Compensation Committee took the following additional specific actions with respect to the compensation of NEOs for 2020:

●
Annual Incentive Compensation. Granted annual incentive compensation based on three goals— Adjusted EBITDA, Total Revenue, and Net Promotor Score (“NPS”). Annual cash incentive award payments to our NEOs for 2020 equaled 91.2% of the target incentive opportunities.

The following chart shows company performance specific to the financial metrics set by our Compensation Committee for annual incentive compensation of executives and compares 2020 results to 2019 results.

Metric	2020 Target	2020	2019
Adjusted EBITDA	$64.000 M	$64.129 M	$62.749 M
Total Revenue	$238.900 M	$240.569 M	$231.694 M
Net Promoter Score	18	11	16

●	Long-Term Incentive Compensation

●
Granted two sets of performance stock units (PSUs) with achievement for 70% of the PSUs tied to Adjusted Free Cash Flow for the three-year performance period ending December 31, 2022 and 30% of the PSUs tied to Stock Appreciation with three performance tranches ending on June 15 of 2021, 2022, and 2023, respectively

●	Granted restricted stock units (RSUs) that will vest in three equal parts over three years beginning in 2021.

●	Prior Years’ Awards

●
The PSUs granted in 2018 tied to achieving annual stock price appreciation hurdles did not vest for the performance periods ended July 20, 2019 and 2020. The stock price appreciation hurdle for the performance period ended July 20, 2021 was met in 2020 and will vest in 2021.

●	Long-term performance cash awards granted in 2018 tied to Free Cash Flow per share vested at the maximum payout of 150%.

For more information about our business, please see the sections “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2020.

More information about the 2020 executive compensation plan and performance against plan metrics can be found on the following pages of this Executive Compensation Narrative.

Stockholder Engagement and Say-on-Pay Results

We conduct stockholder engagement throughout the year and provide stockholders with an annual opportunity to cast an advisory Say-on-Pay vote. At our 2020 Annual Meeting, 95.6% of votes cast (excluding broker non-votes and abstentions), supported our Say-on-Pay proposal.

We periodically engage in dialogue with stockholders because we believe that fostering long-term relationships with stockholders is an important objective. Our engagement team is comprised of senior leaders and the independent members of the Board, Dave Karp, Board Chair; Wayne Barr, Compensation Committee Chair; Peter Aquino, Nominating Committee Chair; as well as our President and CEO Bill Bishop and CFO Laurie Butcher.

Executive Compensation Program Philosophy and Objectives

The qualities, abilities, and commitment of our NEOs are significant contributing factors to the proper leadership of our Company and the driving force for the success of the Company’s strategic plan. The Compensation Committee believes that our compensation program is balanced and reasonable and helps us achieve the objectives we have identified in the table below.

Objective	Features of Compensation Program Aligned to Objective
Attract and Retain Top Caliber Executives
Base salaries, incentive award opportunities and benefits packages are designed to position us to compete effectively for executive talent and recognize the unique characteristics and challenges of our location in Alaska.

Pay for Performance	Our program emphasizes at-risk incentive award opportunities, both annual and long-term, tied to financial and market objectives.
Stockholder Alignment
We align the long-term financial interests of our NEOs and stockholders through PSUs and RSUs with multi-year vesting periods. Pursuant to stock ownership guidelines, NEOs own significant amounts of our stock throughout the term of their employment.

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

The Compensation Committee is made up of three independent directors who are responsible for the review and approval of all aspects of our executive compensation program, including:

●	Determination, review and approval of the Company’s incentive compensation plan goals and objectives;

●	Evaluation of individual performance results in light of the goals and objectives;

●	Evaluation of the competitiveness of individual total compensation packages; and

●	Approval of changes to and the payment of total compensation packages.

The Compensation Committee considers the recommendation of the CEO in determining the compensation, individual performance goals and objectives for the executive officers who report directly to him. The CEO provides his assessment of each NEO’s responsibilities and the performance of each NEO’s area of oversight. The Compensation Committee has the ultimate authority to approve or modify management’s recommended compensation packages including the right to use discretion to reduce final vesting and payouts when evaluating NEO performance. The Compensation Committee recommends the compensation package for our President and CEO for approval by all independent members of our Board.

Role of the Compensation Consultant. The Compensation Committee has the sole authority to select, retain and terminate compensation consultants as well as the sole authority to direct any compensation consultant’s work and approve fees. The Compensation Consultant advises the Compensation Committee in connection with its review of executive and director compensation matters, including the level of total compensation packages provided to executive officers. Compensation Strategies was the Compensation Committee’s independent executive compensation consulting firm for 2020. The compensation consultant attended meetings of the Compensation Committee, as requested, and communicated with the Compensation Committee Chair between meetings; however, the Compensation Committee makes all decisions regarding the compensation of our executives.

In connection with its engagement and retention of Compensation Strategies, the Compensation Committee has considered various factors related to the independence of Compensation Strategies as required by SEC regulations and Nasdaq rules. After reviewing these factors, the Compensation Committee determined that its engagement of Compensation Strategies did not present any conflicts of interest that prevented Compensation Strategies from providing independent compensation advice to the Compensation Committee.

Compensation Strategies provided various executive compensation services to the Compensation Committee in 2020 including advising the Compensation Committee on the principal aspects of our executive compensation program design and evolving trends as well as providing market information and analysis regarding the competitiveness of our program design and our award values in relationship to the Company’s performance. Total fees paid to Compensation Strategies for 2020 in connection with its services for the Compensation Committee were $30,287.50; Compensation Strategies did not receive any other compensation from the Company for work performed in 2020.

In benchmarking compensation levels and practices, the Compensation Committee worked with Compensation Strategies to develop our peer group to guide compensation decisions for 2020. The Compensation Committee uses the peer group as a reference in developing its executive compensation program and in determining the competitiveness of its executive compensation levels. The peer group reviewed by Compensation Strategies focused on companies within our industry (i.e., local telecommunications providers, broadband and managed IT service providers and other firms operating in similar businesses) that fell within a specific range of the Company’s revenues and market capitalization. The median revenues and market capitalization for the peer group used to guide 2020 compensation decisions were $264M and $557M, respectively. The peer group for 2020 included the following companies:

ATN International, Inc.
Boingo Wireless, Inc.
Clearfield, Inc.
Cogent Communications Holdings, Inc.
Globalstar, Inc.
Iridium Communications, Inc.
Limelight Networks, Inc.
Nuvera Communications, Inc.
Ooma, Inc.
ORBCOMM, Inc.
Spok Holdings, Inc.
Vonage Holdings Corp.
WideOpenWest, Inc.

As a result of industry consolidation, the following companies that had previously been considered were removed from consideration:

Cincinnati Bell, Inc.
Fusion Connect, Inc.
GTT Communications, Inc.
Internap Corp.
LICT Corp.
Otelco, Inc.
Shenandoah Telecommunications, Inc.

2020 Executive Compensation Program Elements

The Compensation Committee chose a mix of cash and equity compensation for NEOs based on long-term value drivers of company performance over one-year and multi-year periods, and also based on individual performance. Our executive compensation program is designed to reinforce the link between the interests of our NEOs and our stockholders.

Annual Salaries and Incentive Compensation

Base Salaries

Base salaries are set to compensate our NEOs fairly for the responsibilities of the positions they hold and reviewed annually based on the following factors:

●	Nature and responsibility of position

●	Qualifications, experience and expertise

●	Competitiveness of the market

●	Potential to drive company success

●	Individual performance and evaluation of peer group compensation

●	Internal parity with peers in similar reporting structure and scope of responsibility

The following table shows base salary levels for 2019 and the base salary for each as of year-end 2020:

Named Executive Officer	Base Salary 2020	2019	Change
William H. Bishop	$390,000	$390,000	0.0%
Laurie M. Butcher	$278,239	$274,127	1.5%
Leonard A. Steinberg	$288,000	$288,000	0.0%

Mr. Bishop’s 2020 salary level was set pursuant to his employment agreement when he was appointed as the Company’s President and CEO effective October 12, 2019.

2020 Annual Cash Incentive Plan

The annual cash incentive is based on company and individual performance and for each NEO the target level is set as a percentage of base salary. Mr. Bishop’s target annual cash incentive for his role as President and CEO was set at 80% of base salary in 2020. The other NEOs’ target levels were equal to 60% of their base salary. Maximum payout is capped at 150% of the annual target amounts.

Adjusted EBITDA and Total Revenue were used to measure performance for 80% of the annual cash incentives in 2020, with the remaining 20% of the cash award tied to the Company’s Net Promotor Score. It is the Compensation Committee’s belief that Adjusted EBITDA is an indicator of the Company’s overall success because it measures the effects of management’s actions at the current level of capital investments, capital structure, and intangible assets, which management cannot easily change in the short-term. Total Revenue is important in generating Adjusted EBITDA, and as a measure of annual performance, it supports our belief in the market opportunity for business broadband as a key component of revenue. The Compensation Committee believes that Net Promoter Score® (NPS) a measure of customer satisfaction, is aligned with our strategic goals to increase our top-line revenue and free cash flow as higher levels of customer satisfaction enhance our shareholder value.

In 2020, Adjusted EBITDA increased by 2.2% to $64.13 million over 2019 results of $62.75 million, while revenue was $240.57 for 2020 compared to $231.69 million for 2019.

For further information on these metrics, see “Non-Generally Accepted Accounting Principle (“GAAP”) Financial Measures and Performance Metrics” on page 47.

For all NEOs, the annual incentive award calculation is as follows:

The following table includes the annual cash incentive metrics and goals for the Company performance portion of the awards:

		Min - 50%	100% Payout	Max - 150%	Actual 2020
Performance Metrics/Weight		Payout		Payout	Performance
		90% of Goal	100% of goal	110% of goal
Adjusted EBITDA	40%	$57.6 M	$64.0 M	$70.4 M	$64.1 M
Total Revenue	40%	$215.0 M	$238.9 M	$262.8 M	$240.6 M
NPS	20%	16	18	20	11

Performance Determination. The Company’s actual results for 2020 compared to the preset goals resulted in a Company achievement factor of 81.8%

Individual achievement factors for each NEO were determined based on the following:

William H. Bishop 115%. Mr. Bishop continued to serve the company with his strong leadership style in 2020. Highlights of a very challenging year included the global pandemic and continued transformation of the Company business model. In late 2020 Mr. Bishop, in concert with the Board of Directors, led the Company through a process that resulted in the execution of the merger agreement with ATN International, Inc. and Freedom 3 Capital, LLC. His focus on serving customers, keeping the management team engaged and focused during on product delivery through some tumultuous circumstances delivered substantial value to the organization and its stakeholders. His command of business variables combined with his calm demeanor and steady leadership style have been invaluable.

Laurie Butcher 110%. Despite all the pandemic related issues in 2020, Ms. Butcher’s successfully led the company’s financial efforts through a lengthy and extensive due diligence process. Additionally, Ms. Butcher successfully managed the financial operations as the company met or exceeded our budgeted KPI’s.

Leonard Steinberg 110%. In the challenging year of 2020, Mr. Steinberg led the company’s legal and regulatory efforts through a lengthy and extensive diligence process. Additionally, Mr. Steinberg led the company in keeping our facilities in safe working conditions during the Covid 19 pandemic.

Our NEOs’ target opportunities and payouts under the 2020 annual incentive compensation program were as follows:

		Annual Cash Incentive
			Company	Individual
	Percent of		Achievement	Achievement
Named Executive Officer	Base Salary	Target	Factor	Factor	Annual Payout
William H. Bishop	80%	$312,000	81.8%	115%	$293,499
Laurie M. Butcher	60%	$166,943	81.8%	110%	$150,216
Leonard A. Steinberg	60%	$172,800	81.8%	110%	$155,486

2020 Long-Term Compensation Plan

In June 2020, the Compensation Committee granted long-term equity awards as follows:

Performance-Based Compensation

Long-term incentive awards represent another performance-based portion of our NEOs’ total target compensation. PSUs will vest if earned at the end of the three-year performance period, based on the Company’s cumulative Adjusted Free Cash Flow performance and Stock Price Appreciation over the performance period, with an opportunity for an additional stock award for achievement that exceeds the goal set by the Compensation Committee. The threshold level for vesting is as follows:

70% of PSU Grants	In Millions
	Minimum	Target	Maximum
	75% of Goal	100% of Target	125% of Target
Cumulative Adjusted Free Cash Flow [1]	50% Payout	100% Payout	125% Payout
2020	$6	$8	$10
2021	$7	$10	$12
2022	$9	$11	$14
Cumulative Goal	$22	$29	$36

[1] Cumulative Adjusted Free Cash Flow as achieved in 2020, 2021 and 2022 eligible for vesting in 2023 based on cumulative achievement adjusted to remove the effects of “Special Projects”, typically highlighted as a prepayment or one-time non-recurring payment. Any achievement in excess of 100% up to the 125% cap of Target will be paid in shares. Actual results as reported in the Company’s earnings release and resultant payout may be further adjusted with the Committee's discretion.

30% of PSU Grants	Performance	Performance	Stock Price
	Period	Period	Vesting
Stock Price Appreciation [2]	Start Date	End Date	Target
Tranche 1[3]	6/16/2020	6/15/2021	$3.25
Tranche 2 = Tranche 1 goal plus $0.50	6/16/2020	6/15/2022	$3.75
Tranche 3 = Tranche 2 goal plus $0.50	6/16/2020	6/15/2023	$4.25

[2] Stock Price Appreciation PSUs are eligible to vest at the performance period end date of each tranche upon achievement of the stock price vesting target for the tranche.  Achievement occurs if the Company's stock price as of market close measured over 10 consecutive trading days is at or above the target for each tranche during the performance period.  Any tranche for which the stock price vesting target is not achieved during the Performance Period is forfeited.
[3] The goal associated with Tranche 1 was achieved and will vest in June 2021.

The Compensation Committee believes that having a multi-year performance period for a portion of the PSU grant increases executive focus on our long-term business objectives and better aligns the interests of our executives with those of our stockholders. The Compensation Committee believes that the Free Cash Flow metric incentivizes management to make capital allocation decisions that maximize long-term stockholder value.

Time-Based Compensation

RSUs were granted to our NEOs that will vest in three equal tranches in the first quarter of 2021, 2022 and 2023 if the NEO remains employed until the date of vesting.

Grants under the 2020 long-term compensation plan are summarized in the chart below:

		PSU Grant		RSU Grant
Named Executive Officer	PSUs	Date Value	RSUs	Date Value
William H. Bishop	111,217	$292,501	74,144	$194,999
Laurie M. Butcher	50,781	$133,554	33,854	$89,036
Leonard A. Steinberg	65,703	$172,799	43,802	$115,199

Long-Term Incentive Awards under Prior Year Grants

Long-term incentive awards granted in 2019

PSUs granted in 2019 will vest if earned at the end of the three-year performance period, based on the Company’s cumulative Adjusted Free Cash Flow performance over the performance period, with an opportunity for a cash award for achievement that exceeds the goal set by the Compensation Committee. The threshold level for vesting is $13.066 million, target level is $17.422 million and maximum level $21.777 million.

Long-term incentive awards granted in 2018

PSUs granted 2018 will vest, if earned, upon achieving stock price hurdles measured over any 20 consecutive trading days on a Volume Weighted Average Price (VWAP) basis during each performance period.

The following are the VWAP stock price hurdles that must be achieved for each tranche:

	Performance	Performance	VWAP Vesting $	Premium to Grant Date Price
Tranche	Period Start	Period End	(1)	(2)
Tranche 1	7/20/2018	7/20/2019	$2.65	57.7%
Tranche 2	7/20/2018	7/20/2020	$2.90	72.6%
Tranche 3	7/20/2018	7/20/2021	$3.15	87.5%

(1)	Volume Weighted Average Price measured over 20 consecutive trading days.

(2)	Premium to Grant Date Price represents the difference between the WAP Vesting Price and the grant date price of $1.68.

No vesting occurred in 2020 related to Tranche 2, and the related PSUs were forfeited. The third tranche will vest in 2021.

Long-term performance cash awards were also granted to our NEOs in 2018 that will pay out, if earned, at the end of the three-year performance period in 2021 based on a Free Cash Flow per Share goal of $0.19. To calculate performance against this per share metric, Free Cash Flow results will be averaged over the three years (2018, 2019 and 2020) and divided by the average of the shares outstanding. The Compensation Committee believes that this metric incentivizes management to make capital allocation decisions that maximize long-term stockholder value. The target opportunities and payouts under this plan were as follows:

	Min for 50% Payout	100% Payout (Base case)	Max for 150% Payout
Adj FCF/Share (1)	0.15	0.19	0.23

(1)
Adjusted Free Cash Flow per Share as used in this measure is Adjusted Free Cash Flow divided by Weighted Average Shares Outstanding – Diluted, as reported at year end for each performance year, but subject to adjustment by the Board.

Achievement was $0.29 which exceeded the maximum target and payout was at the 150% level.

Other NEO Benefits, Perquisites and Severance

Our NEOs participate in the broad-based benefit and welfare plans that are generally available to Company employees, including our 401(k) plan, employee stock purchase plan and pension plan. There are no special or supplemental retirement benefits provided to our NEOs under our executive compensation program.

Severance and other benefits are explained in more detail below.

Compensation Governance

What We Do:

Multiple Performance Metrics for Both Short-term and Long-term Incentives. We mitigate compensation-related risk in a number of ways, including by using multiple performance measures across the short- and long-term incentive plans.

Minimum Stock Ownership Requirements for all NEOs. We have adopted minimum stock ownership requirements for our NEOs because we believe that management will more effectively pursue the long-term interests of our stockholders if they are stockholders themselves. The Compensation Committee reviews our stock ownership requirements and makes changes, as needed, to bring our policy in line with evolving market practice. Our policy requires each NEO other than the CEO to accumulate and hold shares of our common stock having a value of at least one-and-a -half times the NEO’s annual base salary. The CEO is expected to hold shares of common stock equal to at least three times his base salary. Each of our NEOs has five years from his or her appointment to the position to achieve the prescribed ownership levels. All our NEOs either are in full compliance with this requirement or have more time under the policy to reach the requirement.

Independent Compensation Consultant. The Compensation Committee retained Compensation Strategies to advise on our executive compensation programs during 2020. Aside from the services to the Compensation Committee, Compensation Strategies performed no other services for us.

Limited Perquisites. Our NEOs receive a modest automobile allowance. We do not provide any tax gross-ups with respect to perquisites.

Incentive Compensation “Clawback” Reimbursement

Our incentive award plan and award agreements provide that awards under the plan are subject to applicable clawback laws, rules or regulations. Additionally, our Officer Severance Policy and employment agreement with Mr. Bishop include a clawback provision. This provides that any compensation paid that is subject to recovery under any law, government regulation or stock exchange listing requirement will be subject to repayment to the Company.

What We Don’t Do:

Guaranteed Incentive-Based Bonuses or Salary Increases. None of our NEOs has an employment arrangement or other contractual right, other than the long-term awards as described above, guaranteeing any annual incentive payments or any salary increases. Base salary increases are at the discretion of the Compensation Committee.

Single Trigger Change in Control Benefits. Change in control severance provisions apply to Mr. Bishop through the terms of his individual employment agreement, and to our other NEOs through the Company’s Officer Severance Policy that is expressly applicable to our NEOs. The primary purpose of these change in control protections is to align executive and stockholder interests by enabling our NEOs to assess possible corporate transactions without regard to the effect such transactions could have on their employment with the Company. In seeking to adhere to best compensation practices, the change in control provisions currently applicable to all our NEOs avoid excessive payments or “single triggers” for receipt of severance benefits in the event of a change in control. There are no tax gross-ups included in severance arrangements. The Compensation Committee set the amount of change in control benefits provided for our executives at amounts that the Compensation Committee believes are reasonable in the event of the occurrence of the circumstances specified. The specific change in control severance provisions applicable to each NEO are discussed in more detail following the executive compensation tables under the heading: “Employment Arrangements.”

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

COMPENSATION AND PERSONNEL COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During 2020, Messrs. Barr and Aquino, and Ms. Lombard served on the Compensation Committee, with Messrs. Ley and Ross serving during the first part of the year. None of the directors serving on the Compensation Committee during 2020 are or have been an officer or employee of the Company or have had any relationship with us requiring disclosure pursuant to Item 404 of Regulation S-K. No member of the Compensation Committee is an executive officer of another entity for which any of our executive officers serve as a compensation committee member. In addition, none of our executive officers served as a director for a company that employs, as an executive officer, any of our directors.

In this section, we provide tabular information regarding the compensation paid to our NEOs for the years ended December 31, 2020 and 2019.

Summary Compensation Table

Name and Principal		Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value	All Other Compensation	Total
Position	Year	($)	($) (1)	($) (2)	($)	($)(3)	($)(4)	($)	($)
William H. Bishop	2020	390,000	20,106	483,792		346,309	25,209	-	1,265,416
President and Chief Executive Officer	2019	306,649	120,106	294,339		213,080	25,647	-	959,821
Laurie M. Butcher	2020	277,132	18,209	220,897		198,045	49,761	-	764,044
Chief Financial Officer	2019	274,054	18,209	268,512		167,898	47,453	-	776,126
Leonard A. Steinberg	2020	288,001	27,314	285,808		227,231	7,342	-	835,696
Senior Vice President, Legal, Regulatory & Government Affairs and Corporate Secretary	2019	287,923	27,314	361,817		173,188	6,487	-	856,729
Anand Vadapalli	2020		78,949			480,590			559,539
Former President and Chief Executive Officer	2019	214,963	78,949	982,653			9,610	1,591,399	2,877,574

(1) Amounts represent the third tranche payment of long-term time-based cash awards that were tied to 2020 service.

(2) Amounts reported are PSUs and RSUs granted in 2020 based on grant date price of $2.61

(3) Amounts represent annual cash incentive payments under our 2020 annual cash incentive program and long-term performance-based cash awarded in 2018 tied to 2018, 2019, and 2020 free cash flow/share.

(4) Amounts are based on vested benefits under the Alaska Electrical Pension Plan (“AEPP”), a multi-employer defined benefit plan. The Company does not administer the AEPP, and the amounts provided are estimates based on the calculations of a third-party actuary retained by the Company.

2020 Outstanding Equity Awards at Fiscal Year-End Table

The following table provides information regarding unvested RSUs and PSUs held by our NEOs as of December 31, 2020. Our NEOs did not hold any stock option awards as of December 31, 2020.

	Stock Awards
	Number of Shares or Units of Stock That Have Not Vested		Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Name	(#)		($)(1)	(#)		($)(1)
William H. Bishop	7,502	(2)	27,682	-		-
	46,512	(3)	171,629	-		-
	74,144	(4)	273,591	-		-
	-		-	34,712	(5)	128,087
	-		-	69,768	(6)	257,444
	-		-	111,217	(7)	410,391
Laurie M. Butcher	6,590	(2)	24,317	-		-
	41,219	(3)	152,098	-		-
	33,854	(4)	124,921	-		-
	-		-	31,437	(5)	116,003
	-		-	63,751	(6)	235,241
	-		-	50,781	(7)	187,382
Leonard A. Steinberg	9,884	(2)	36,472	-		-
	54,132	(3)	199,747	-		-
	42,482	(4)	156,759	-		-
	-		-	47,156	(5)	174,006
				83,721	(6)	308,930
	-		-	65,703	(7)	242,444
Anand Vadapalli	87,527	(2)	322,975	-		-
			-	-		-
	-		-	202,483	(5)	747,162
	-		-			-

(1) The Market Value as of December 31, 2020 was calculated using $3.69 which was the closing price per share of our common stock as reported on the Nasdaq Global Market on that date.

(2) Represents RSUs which vested in full in the first quarter of 2021

(3) Represents RSUs, of which 50% vested on March 1, 2021 and the remaining 50% will vest on March 1, 2022, generally subject to continued employment.

(4) Represents RSUs granted in 2020 of which 33% vested on March 1, 2021 and the remaining 67% will vest in substantially equal portions on the first Company business date in March of 2022 and 2023, generally subject to continued employment.

(5) Represents the 2018 grants of PSUs with respect to the applicable performance goals that were established in 2018, of which all remaining shares vested on January 6, 2021.

(6) Represents the 2019 grants of PSUs with respect to the applicable performance goals that were established in 2019. The grants are eligible to vest over three years based on achievement of performance goals.

(7) Represents the 2020 grants of PSUs with respect to the applicable performance goals that were established in 2020. The grants are eligible to vest over three years based on achievement of performance goals.

EMPLOYMENT ARRANGEMENTS

The following provides information about our employment agreement with Mr. Bishop and severance and change in control arrangements with each of our NEOs.

William H. Bishop

We entered into an Employment Agreement with William H. Bishop, our President and CEO, effective October 14, 2019, (the “Agreement”) for a period of three years until October 13, 2022. The Agreement provides for successive, automatic extensions for one-year periods thereafter unless notice of an intention to terminate the Agreement is provided by either party at least 180 days before the end of the term. Mr. Bishop’s base salary is set at $390,000, subject to periodic increases. Mr. Bishop is eligible for target annual cash incentive compensation of not less than 80% of his base salary beginning in 2020, with the actual amount to be determined each year based on achievement of annual performance objectives set by the Compensation Committee. Mr. Bishop is also eligible to receive annual long-term awards (“LTAs”) in the form of time-vested RSUs, performance-based PSUs, or other equity or equity-based awards or a combination thereof (“Equity”), and/or performance-based cash awards other than annual cash incentives. To align the interests of Mr. Bishop with those of our stockholders, the annual LTAs will not be less than 125% of his annual base salary beginning in 2020. However, the specific quantity and type of LTAs will be determined annually by the Compensation Committee on the terms and schedule approved by the Board, based on accomplishment of performance objectives set by the Board and subject to the terms of an individual grant award agreement.

The Agreement provides for reimbursement of Mr. Bishop’s reasonable legal and other professional fees actually incurred with respect to the negotiation, and prior to the execution, of the Agreement, up to a maximum of $20,000.00. Additionally, the Agreement includes a monthly automobile allowance.

Mr. Bishop’s Agreement provides that in the event of termination by the Company “without cause” or resignation by Mr. Bishop for “good reason,” as those terms are defined in the Officer Severance Policy, Mr. Bishop is entitled to receive post-termination benefits as follows: (i) the greater of two years of his base salary or his base salary for the remaining term of the Agreement; (ii) a pro-rated portion of the annual cash incentive and continued vesting of LTA Equity that he would have been entitled to for the performance year in which his employment was terminated based on the number of days actually worked during that performance year, payable at the same time as other executives of the Company are paid; (iii) any annual cash incentive payment based on achievement of annual performance goals for the prior full year of his employment, if unpaid as of the date of termination, with payment to be paid if and when other executives are paid; (iv) any outstanding LTAs will continue to vest on the following basis: (1) continued vesting of time-vested awards that are scheduled to vest during subsequent periods; and

(2)    continued vesting during subsequent periods, subject to the satisfaction of the applicable performance conditions established under the terms of the awards, of performance-based awards that vest in subsequent periods; and (v) up to one year after termination, reimbursement of any monthly federal medical COBRA premiums actually paid for continuing medical insurance coverage for the executive and family, less the standard employee contribution amount.

In the event Mr. Bishop’s employment is terminated by the Company “without cause” or he resigns for “good reason” in connection with a change in control of the Company, severance payments are the same as those provided without a change in control except that LTAs will be treated according to the Officer Severance Policy, which provides that all outstanding LTAs, whether equity or cash will vest and be released or paid as appropriate at termination.

Should Mr. Bishop’s employment terminate due to death or disability, as such terms are defined in the Officer Severance Policy, Mr. Bishop, or his estate, would be eligible to receive: (i) his base salary prorated to the date of death or cessation of active work due to disability; (ii) any unpaid cash incentive payment for the last full year of his employment, plus a prorated cash incentive payment for the last partial year of his employment; and (iii) for LTAs, time-vested awards will accelerate and vest upon termination and performance-based awards will continue to vest subject to satisfaction of the applicable performance conditions under the terms of the RSU and PSU award agreements.

Mr. Bishop is subject to customary non-competition and non-solicitation restrictive covenants during his employment with the Company and for a period of two years and one year, respectively, thereafter.

Severance and Other Benefits for our NEOs, other than the CEO

Upon a termination by the Company “without cause” or resignation by the NEO for “good reason”, our NEOs are entitled to post-termination severance pay and benefits in accordance with the Company’s Officer Severance Policy. Severance pay and benefits include a cash payment of 1.6 times the NEO’s annual base salary and reimbursement for federal COBRA health insurance coverage for the NEO and the NEO’s family for up to one year. Unless otherwise provided, NEOs are not eligible for vesting of any unvested long-term equity or cash compensation.

In the event the NEO’s employment is terminated by the Company “without cause” or the NEO resigns for “good reason” in connection with a change in control of the Company, severance pay and benefits include a cash payment of two times the NEO’s annual base salary, reimbursement for federal COBRA health insurance coverage for the NEO and the NEO’s family for up to one year under certain circumstances, and accelerated vesting or pay out of all unvested long-term incentive awards, whether equity or cash, held by the NEO at the time of termination of the NEO’s employment. The receipt of severance pay and benefits by the NEO is subject to compliance with customary non-competition and non-solicitation covenants during the period that the NEO is entitled to receive such benefits.

In the event of the death or disability of the NEO while employed by the Company, the NEO or the NEO’s estate would be eligible to receive a prorated annual cash incentive payment. For awards made pursuant to the 2018, 2019 and 2020 PSU award agreements, following a termination of employment due to normal retirement, death or disability, outstanding unvested PSUs awarded will continue to remain eligible to vest based on the achievement of the applicable performance target as if the NEO had remained employed over the applicable performance vesting period. Additionally, under the RSU award agreements for 2018, 2019, and 2020, RSUs awarded shall be accelerated and vest after termination of employment due to normal retirement, death or disability. Any outstanding long-term time-vested and performance cash awards would be eligible for similar treatment as equity awards.

COMPENSATION COMMITTEE REPORT

The following report of the Compensation Committee does not constitute soliciting material and shall not be deemed filed or incorporated by reference into any other filing by Alaska Communications Systems Group, Inc. under the Securities Act of 1933 or the Securities Exchange Act of 1934.

The compensation committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) (§ 229.402(b)) of SEC regulation S-K with management; and based on that review and discussions, the Compensation Committee recommended to the board of directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 16, 2021.

Submitted by,

Peter D. Aquino, Chair

Wayne Barr

Shelly Lombard

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information about beneficial owners of more than five percent of the Company’s common stock outstanding as of April 16, 2021.

Name and Address	Amount and nature of beneficial ownership	(1)	Percent of class
BlackRock, Inc. 55 East 52nd Street, New York, NY 10055	4,276,927	(2)	7.9%
Renaissance Technologies LLC 26-0385758 800 Third Avenue, New York, NY 10022	3,718,105	(3)	6.9%

(1)
Number of shares beneficially owned based on beneficial ownership reports filed with the SEC, as specified below. Percentages are based on 54,273,804 outstanding shares of Company common stock as of April 16, 2021.

(2)
Based solely on a Schedule 13G filed with the SEC on February 2, 2021. The Schedule 13G indicates that BlackRock, Inc. has sole voting power with respect to 4,235,794 shares and sole dispositive power with respect to 4,276,927 shares.

(3)
Based solely on a Form 13G filed with the SEC on February 11, 2021, by Renaissance Technologies LLC. The Form 13G indicates that Renaissance Technologies LLC has sole voting authority with respect to 3,230,563 shares.

The following tables set forth the number of shares of the Company’s common stock beneficially owned as of April 16, 2021, by our current directors and director nominees; NEOs; and all the directors and executive officers as a group.

Beneficial ownership is determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Each person has sole voting and investment power with respect to the shares indicated except as otherwise stated in the footnotes to the table.

Directors and Officer Holdings Table

	Name of beneficial owner	Shares owned	Other beneficial ownership		Acquirable within 60 days (4)	Total	Percent of class (3)
Directors:
	David W. Karp	1,000	158,978	(2)	19,011	178,989	*
	Peter D. Aquino	15,000	-		19,011	34,011	*
	Wayne Barr, Jr.		-		19,011	19,011	*
	Shelly Lombard		-		19,011	19,011	*
	Benjamin Duster		-		19,011	19,011	*
CEO	William H. Bishop (1)	271,649	-		35,835	307,484	*

Officers:
	Laurie E. Butcher	292,451	-		16,362	308,813	*
	Leonard A. Steinberg	734,628	-		21,170	755,798	1.39%
	Diedre Williams	107,676	-		14,027	121,703	*
	Aurora David	158,640	-		8,112	166,752	*
	Richard Benken	52,457	-		8,443	60,900	*
	Sean Lindamood	20,704	-		7,937	28,641	*
	James Gutcher	36,265	-		7,661	43,926	*
	Tiffany Hoogerhyde	23,076	-		7,414	30,490	*
	Beth Barnes	23,106	-		7,537	30,643	*
	Debra Morse	4,263	-		7,414	11,677	*
Total Directors & Officers as a Group		1,740,915	158,978		236,967	2,136,860	3.94%
(16 Persons)

(1)	William H. Bishop is also a named executive officer of the Company.
(2)	Includes deferred units and equivalents awarded as non-employee director compensation, which have been deferred until the director’s retirement from the Board.
(3)	An asterisk indicates beneficial ownership of less than 1%, based on the 54,273,804 shares outstanding as of April 16, 2020.
(4)
Includes 2020 RSUs granted to Directors scheduled to vest in June 2021; the first tranche of 2020 RSUs granted to Officers scheduled to vest in June 2021; and the first tranche of 2020 PSUs granted to Officers tied to stock price appreciation that are scheduled to vest in June 2021.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Board has adopted a written Conflicts of Interest and Related Party Transaction Approval Policy, which is available at www.alsk.com . A “related party” is defined under the applicable SEC rule and includes our directors, executive officers, beneficial owners of 5% or more of our common stock and each of their immediate family members. A transaction involving a related party and the Company or its subsidiary that individually or taken together with other related transactions exceeds, or is reasonably likely to exceed, $120,000 is subject to review.

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

Board Independence

●	All members of our Board, other than Mr. Bishop, our President and Chief Executive Officer, satisfy the independence requirements of the SEC and Nasdaq rules.

●	Mr. Karp, our presiding director and Board Chair, is an independent director.

●	All members of the Audit, Compensation and Personnel, and Nominating and Corporate Governance Committees are independent directors.

●
Directors are required by our Corporate Governance Principles and Guidelines to immediately tender a resignation in the event of a conflict of interest or change of circumstances that would interfere with their fiduciary duties owed to the Company and our stockholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table summarizes the fees billed to us by Moss Adams LLP for services rendered in connection with the audit of our consolidated financial statements for the fiscal years ended December 31, 2020 and 2019 respectively:

	2020 (3)	2019 (4)
Audit Fees (1)	$988,694	$846,964
Audit Related Fees (2)	19,240	19,100
Tax Fees	-	-
All Other Fees	-	-
Total	$1,007,934	$866,064

(1)
This category includes the audit of our annual financial statements, the review of the condensed financial statements included in our Quarterly Reports on Form 10-Q, reviews and assessment of our internal control over financial reporting, services for SEC filings, and accounting consultations on matters reflected in the financial statements.

(2)	Audit related fees consist of the audit of certain of our post-retirement benefit plans.

(3)	Fees in 2020 included incremental charges associated with the Company’s implementation of certain critical new systems and other items.

(4)	Fees in 2019 included incremental charges associated with adoption of ASC 842, Leases, and other items.

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

AUDIT COMMITTEE REPORT

The following report of the Audit Committee does not constitute soliciting material and shall not be deemed filed or incorporated by reference into any other filing by Alaska Communications Systems Group, Inc. under the Securities Act of 1933 or the Securities Exchange Act of 1934.

The Audit Committee oversees the quality of the Company’s financial reporting process on behalf of the Board. It assists the Board in fulfilling its oversight responsibilities to the stockholders relating to the Company’s financial statements and the financial reporting process, the systems of internal accounting and financial controls, and the audit process. While the Audit Committee sets the overall corporate tone for quality financial reporting, management has the primary responsibility for the preparation, presentation and integrity of the Company’s financial statements and the reporting process, including internal control systems and procedures designed to reasonably assure compliance with accounting standards, applicable laws and regulations. The Company’s independent registered public accounting firm is responsible for expressing an opinion as to the conformity of the Company’s audited financial statements with accounting principles generally accepted in the United States of America and the effectiveness of the Company’s internal controls over financial reporting.

The Audit Committee has discussed and reviewed with its independent registered public accounting firm, Moss Adams, for the fiscal year ended December 31, 2020, all matters required to be discussed under the rules adopted by the Public Company Accounting Oversight Board (United States).

The Audit Committee has received from Moss Adams a formal written statement describing all relationships between Moss Adams and the Company that might bear on the auditor’s independence as required by applicable requirements of the Public Company Accounting Oversight Board and discussed with Moss Adams any relationships that may impact their objectivity and independence and satisfied itself as to Moss Adams’ independence.

The Audit Committee has met with Moss Adams, with and without management present, as deemed appropriate, to discuss the overall scope of Moss Adams’ quarterly reviews and annual audit of the Company’s financial statements, the results of its examinations, its evaluations of the Company’s internal controls and the overall quality of its financial reporting. The Audit Committee has met and discussed with management and Moss Adams the quarterly financial information and statements and the annual audited financial statements prior to the release of that information and the filing of the Company’s quarterly and annual reports with the Securities and Exchange Commission.

Based on the reviews and discussions referred to above, the Audit Committee recommended to the Board that the audited financial statements be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 16, 2021.

Submitted by,

Ben Duster, Chair

Peter D. Aquino

Shelly Lombard

PART IV

Item 15. Exhibit and Financial Statement Schedules

(a)	The following documents are filed as a part of this report or incorporated herein by reference.
(1)	Consolidated Financial Statements:
Incorporated by reference from pages F-1 through F-43 of the Original Form 10-K.
(2)	Financial Statement Schedules:
None
(3)	Exhibits:
The following is a list of exhibits required by Item 601 of Regulation S-K filed as part of this Form 10-K/A. For exhibits that previously have been filed, the Registrant incorporates those exhibits herein by reference. The index below includes the Form Type and Filing Date of the previous filing and the location of the exhibit in the previous filing which is being incorporated by reference herein.

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
Exhibit 4.1 to Form 8-K (filed October 18, 2019)
4.4	Certificate of Elimination of the Series A Junior Participating Preferred Stock.	Exhibit 4.2 to Form 8-K (filed October 18, 2019)
4.5	Description of Alaska Communications Systems Group, Inc.’s Securities	Exhibit 4.5 to Form 10-K (filed March 16, 2021)
10.1*	Alaska Communications Systems Group, Inc. 1999 Stock Incentive Plan.	Exhibit 10.8 to Form S-1/A File No. 333-888753 (filed November 17, 1999)
10.2*	Form of Restricted Stock Agreement between the Registrant and certain participants in the Registrant’s 1999 Stock Incentive Plan.	Exhibit 10.1 to Form 10-Q (filed August 3, 2007)
10.3*	Form of Performance Share Unit Agreement.	Exhibit 99.1 to Form 8-K/A (filed June 12, 2008)
10.4*	Form of Performance Cash Award Agreement	Exhibit 99.1 to Form 8-K (filed September 13, 2018)
10.5*	Form of Time-Based Cash Award Agreement	Exhibit 99.2 to Form 8-K (filed September 13, 2018)
10.6*	Amendment to Alaska Communications Systems Group, Inc. 1999 Stock Incentive Plan.	Exhibit 10.5 to Form 10-K (filed March 9, 2010)
10.7*	Alaska Communications Systems Group, Inc. 1999 Non-Employee Director Compensation Plan.	Exhibit 10.9 to Form S-1/A File No. 333-888753 (filed November 17, 1999)

10.8*	Amendment to Alaska Communications Systems Group, Inc. 1999 Non-Employee Director Compensation Plan.	Exhibit 10.7 to Form 10-K (filed March 9, 2010)
10.9*	Alaska Communications Systems Group, Inc. 2020 Non-Employee Director Compensation and Reimbursement Policy	Exhibit 10.1 to Form 10-Q (filed August 10, 2020)
10.10*	Alaska Communications Systems Group, Inc. 1999 Employee Stock Purchase Plan.	Exhibit 10.10 to Form S-1/A File No. 333-888753 (filed November 17, 1999)
10.11*	Alaska Communications Systems Group, Inc. 2012 Employee Stock Purchase Plan.	Appendix A to Schedule 14A (filed April 25, 2012)
10.12*	Amendment to Alaska Communications Systems Group, Inc. 1999 Employee Stock Purchase Plan.	Exhibit 10.9 to Form 10-K (filed March 9, 2010)
10.13	Alaska Communications Systems Group, Inc. Amended and Restated 2012 Employee Stock Purchase Plan	Exhibit 10.2 to Form 10-Q (filed August 10, 2020)
10.14	Collective Bargaining Agreement, effective January 1, 2018, between Alaska Communications Systems Holdings, Inc. and the International Brotherhood of Electrical Workers, Local Union No. 1547.	Exhibit 10.1 to Form 8-K (filed March 5, 2018)
10.15	Confirmations of Convertible Bond Hedges by and between Alaska Communications Systems Group, Inc. and certain affiliates of the Initial Purchasers.	Exhibit 10.2 to Form 8-K (filed April 14, 2008)
10.16	Confirmations of Warrant Transactions by and between Alaska Communications Systems Group, Inc. and certain affiliates of the Initial Purchasers.	Exhibit 10.3 to Form 8-K (filed April 14, 2008)
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
Exhibit 10.1 to Form 8-K (filed March 15, 2017)
10.31*	Compensation Letter from Alaska Communications Systems Group, Inc. to Leonard Steinberg dated March 26, 2019.	Exhibit 10.2 to Form 10-Q (filed May 10, 2019)
10.32*	Compensation Letter from Alaska Communications Systems Group, Inc. to Laurie Butcher dated March 26, 2019.	Exhibit 10.3 to Form 10-Q (filed May 10, 2019)
10.33*	Employment Agreement between Alaska Communications Systems Group, Inc. and Diedre L. Williams dated September 20, 2019.	Exhibit 10.1 to Form 8-K (filed September 26, 2019)
10.34*	Employment Agreement between Alaska Communications Systems Group, Inc. and William H. Bishop effective October 14, 2019.	Exhibit 10.1 to Form 8-K (filed October 15, 2019)
10.35*	Compensation Letter between Alaska Communications Systems Group, Inc. and William H. Bishop dated July 5, 2019.	Exhibit 10.1 to Form 8-K (filed July 2, 2019)
10.36*	Separation Agreement and Officer’s Release between Alaska Communications Systems Group, Inc. and Anand Vadapalli dated June 12, 2019.	Exhibit 10.4 to Form 10-Q (filed August 8, 2019)
10.37*	First Amendment to Employment Agreement between Anand Vadapalli and Alaska Communications Systems Group, Inc. entered into on August 5, 2015.	Exhibit 10.1 to Form 8-K (filed October 6, 2017)
10.38*	Second Amendment to Employment Agreement between Anand Vadapalli and Alaska Communications Systems Group, Inc. entered into on August 5, 2015.	Exhibit 10.1 to Form 8-K (filed May 14, 2018)

10.39*	Form of Director’s and Officer’s Indemnification Agreement	Exhibit 10.1 to Form 8-K (filed December 22, 2017)
21.1	Subsidiaries of the Registrant	Exhibit 21.1 to Form 10-K (filed March 16, 2021)
23.1	Consent of Moss Adams LLP relating to the audited financial statements of Alaska Communications Systems Group, Inc.	Exhibit 23.1 to Form 10-K (filed March 16, 2021)
31.1	Certification of William Bishop, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Exhibit 31.1 to Form 10-K (filed March 16, 2021)
31.2	Certification of Laurie Butcher, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Exhibit 31.2 to Form 10-K (filed March 16, 2021)
31.3	Certification of William Bishop, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
31.4	Certification of Laurie Butcher, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32.1	Certification of William Bishop, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002.	Exhibit 32.1 to Form 10-K (filed March 16, 2021)
32.2	Certification of Laurie Butcher, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002.	Exhibit 32.2 to Form 10-K (filed March 16, 2021)
101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)	Exhibit 101.INS to Form 10-K (filed March 16, 2021)
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Exhibit 101.SCH to Form 10-K (filed March 16, 2021)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Exhibit 101.CAL to Form 10-K (filed March 16, 2021)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Exhibit 101.DEF to Form 10-K (filed March 16, 2021)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Exhibit 101.LAB to Form 10-K (filed March 16, 2021)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Exhibit 101.PRE to Form 10-K (filed March 16, 2021)
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101)	Filed herewith

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

Date: April 30, 2021