Form 10-Q
period 2021-03-31
ALASKA COMMUNICATIONS SYSTEMS GROUP INC
filed 2021-05-07
CIK 1089511

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

Yes ☐                  No ☒

As of April 30, 2021, there were outstanding 54,273,804 shares of Common Stock, $.01 par value, of the registrant.

PART I.           FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Condensed Consolidated Balance Sheets

(Unaudited, In Thousands Except Per Share Amounts)

	March 31,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$22,114	$19,644
Restricted cash	1,326	1,326
Short-term investments	434	434
Accounts receivable, net of allowance of $4,290 and $4,060	40,284	41,893
Materials and supplies	9,093	7,624
Prepayments and other current assets	7,217	6,404
Total current assets	80,468	77,325

Property, plant and equipment	1,457,458	1,452,943
Less: accumulated depreciation and amortization	(1,070,449)	(1,062,027)
Property, plant and equipment, net	387,009	390,916

Operating lease right of use assets	88,135	89,821
Other assets	11,873	11,370
Total assets	$567,485	$569,432

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term obligations	$9,071	$9,067
Accounts payable, accrued and other current liabilities	51,355	49,700
Operating lease liabilities - current	3,276	3,392
Total current liabilities	63,702	62,159

Long-term obligations, net of current portion	157,630	159,641
Deferred income taxes	6,109	5,846
Operating lease liabilities - noncurrent	79,631	81,103
Other long-term liabilities, net of current portion	93,821	94,764
Total liabilities	400,893	403,513
Commitments and contingencies
Alaska Communications stockholders' equity:
Common stock, $.01 par value; 145,000 authorized; 55,274 issued and 54,274 outstanding at March 31, 2021; 54,875 issued and 53,875 outstanding at December 31, 2020	553	549
Treasury stock, 1,000 shares at cost	(1,812)	(1,812)
Additional paid in capital	163,038	163,317
Retained earnings	10,048	9,442
Accumulated other comprehensive loss	(5,976)	(6,340)
Total Alaska Communications stockholders' equity	165,851	165,156
Noncontrolling interest	741	763
Total stockholders' equity	166,592	165,919
Total liabilities and stockholders' equity	$567,485	$569,432

See Notes to Condensed Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited, In Thousands Except Per Share Amounts)

	Three Months Ended
	March 31,
	2021	2020

Operating revenues	$60,668	$58,266

Operating expenses:
Cost of services and sales (excluding depreciation and amortization)	27,366	27,114
Selling, general and administrative	18,289	15,394
Transaction and termination costs	923	-
Depreciation and amortization	11,048	9,840
Loss on disposal of assets, net	84	86
Total operating expenses	57,710	52,434

Operating income	2,958	5,832

Other income and (expense):
Interest expense	(2,652)	(2,959)
Interest income	3	75
Other income, net	393	381
Total other income and (expense)	(2,256)	(2,503)

Income before income tax expense	702	3,329

Income tax expense	(118)	(960)

Net income	584	2,369

Less net loss attributable to noncontrolling interest	(22)	(18)

Net income attributable to Alaska Communications	606	2,387

Other comprehensive income (loss):
Minimum pension liability adjustment	65	68
Income tax effect	(18)	(19)
Amortization of defined benefit plan loss	(26)	(33)
Income tax effect	7	9
Interest rate swap marked to fair value	(27)	(2,878)
Income tax effect	8	818
Reclassification to interest expense	496	-
Income tax effect	(141)	-
Total other comprehensive income (loss)	364	(2,035)

Total comprehensive income attributable to Alaska Communications	970	352

Net loss attributable to noncontrolling interest	(22)	(18)
Total other comprehensive income attributable to noncontrolling interest	-	-
Total comprehensive loss attributable to noncontrolling interest	(22)	(18)

Total comprehensive income	$948	$334

Net income per share attributable to Alaska Communications:
Basic	$0.01	$0.04
Diluted	$0.01	$0.04

Weighted average shares outstanding:
Basic	54,145	53,186
Diluted	54,872	54,237

See Notes to Condensed Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited, In Thousands Except Per Share Amounts)

	Three Months Ended
	March 31,
	2021	2020

Number of Common Shares Issued and Outstanding
Balance at beginning of period	53,875	53,085
Issuance of common stock pursuant to stock plans, $.01 par	399	476
Balance at end of period	54,274	53,561

Total Stockholders' Equity - Beginning Balance	$165,919	$173,509

Common Stock
Balance at beginning of period	549	541
Issuance of common stock pursuant to stock plans, $.01 par	4	5
Balance at end of period	553	546

Treasury Stock
Balance at beginning and end of period	(1,812)	(1,812)

Additional Paid In Capital
Balance at beginning of period	163,317	161,844
Stock-based compensation	389	309
Surrender of shares to cover minimum withholding taxes on stock-based compensation	(664)	(439)
Issuance of common stock pursuant to stock plans, $.01 par	(4)	(5)
Balance at end of period	163,038	161,709

Retained Earnings
Balance at beginning of period	9,442	15,367
Net income attributable to Alaska Communications	606	2,387
Cash dividends declared, $0.09 per common share	-	(4,852)
Balance at end of period	10,048	12,902

Accumulated Other Comprehensive Loss
Balance at beginning of period	(6,340)	(3,277)
Other comprehensive income (loss)	364	(2,035)
Balance at end of period	(5,976)	(5,312)

Noncontrolling Interest
Balance at beginning of period	763	846
Net loss attributable to noncontrolling interest	(22)	(18)
Balance at end of period	741	828

Total Stockholders' Equity - Ending Balance	$166,592	$168,861

See Notes to Condensed Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited, In Thousands)

	Three Months Ended
	March 31,
	2021	2020
Cash Flows from Operating Activities:
Net income	$584	$2,369
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,048	9,840
Loss on disposal of assets, net	84	86
Amortization of debt issuance costs and debt discount	258	350
Amortization of deferred capacity revenue	(1,741)	(1,360)
Stock-based compensation	389	309
Deferred income tax expense	118	954
Charge (credit) for uncollectible accounts	396	(229)
Amortization of right-of-use assets	836	578
Other non-cash income, net	(27)	(33)
Changes in operating assets and liabilities	4,765	9,498
Net cash provided by operating activities	16,710	22,362

Cash Flows from Investing Activities:
Capital expenditures	(6,902)	(7,463)
Capitalized interest	(161)	(316)
Change in unsettled capital expenditures	(4,248)	(3,759)
Net cash used by investing activities	(11,311)	(11,538)

Cash Flows from Financing Activities:
Repayments of long-term debt	(2,265)	(3,240)
Payment of withholding taxes on stock-based compensation	(664)	(439)
Net cash used by financing activities	(2,929)	(3,679)

Change in cash, cash equivalents and restricted cash	2,470	7,145
Cash, cash equivalents and restricted cash, beginning of period	20,970	27,993

Cash, cash equivalents and restricted cash, end of period	$23,440	$35,138

Supplemental Cash Flow Data:
Interest paid	$2,544	$2,919
Income taxes refunded	$(349)	$-

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

In addition to the wholly-owned subsidiaries, the Company has a fifty percent controlling interest in ACS-Quintillion JV, LLC (“AQ-JV”), a joint venture formed by its wholly-owned subsidiary ACSC and Quintillion Holdings, LLC (“QHL”) in connection with the North Slope fiber optic network. See Note 17 “Joint Venture” for additional information.

Merger Agreement

On December 31, 2020, the Company entered into a definitive agreement to be acquired by a newly formed entity owned by ATN International, Inc. and Freedom 3 Investments IV, LP, a fund advised by Freedom 3 Capital, LLC. See Note 2 “Merger Agreement.”

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

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

In the opinion of management, the unaudited condensed consolidated financial statements contain all normal, recurring adjustments necessary to present fairly the consolidated financial position, comprehensive income, stockholders’ equity and cash flows for all periods presented. Comprehensive income for the three-month period ended March 31, 2021, is not necessarily indicative of comprehensive income which might be expected for the entire year or any other interim periods. The balance sheet at December 31, 2020 has been derived from the audited financial statements as of that date but does not include all information and notes required by GAAP for complete financial statements. Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

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

Recently Adopted Accounting Pronouncements

Effective in 2021, the Company adopted Accounting Standards Update (“ASU”) No. 2019-12, “Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes” (“ASU 2019-12”) on a prospective basis. The amendments in ASU 2019-12 remove certain exceptions to the general principals of Topic 740 and improve and simplify other areas of Topic 740. Adoption of ASU 2019-12 did not have a material effect on the Company’s financial statements and related disclosures.

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

On December 31, 2020, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Project 8 Buyer, LLC (“Parent”), and Project 8 MergerSub, Inc., a wholly-owned subsidiary of Parent (“Merger Sub”), pursuant to which the Company will be acquired by ATN International, Inc. and Freedom 3 Investments IV, LP, a fund advised by Freedom 3 Capital, LLC. On December 31, 2020, the Company also terminated the previously announced merger agreement pursuant to which the Company would be acquired by an affiliate of Macquarie Capital (USA) and GCM Grosvenor through its Labor Impact Fund (the “Terminated Agreement”).

On the terms, and subject to the conditions, of the Merger Agreement, Merger Sub will merge with and into the Company (the “Merger”), with the Company continuing as the surviving corporation (the “Surviving Corporation”) and a wholly-owned subsidiary of Parent. As a result of the Merger, each share of the Company’s common stock issued and outstanding immediately prior to the effective time of the Merger (the “Effective Time”) (other than shares held by (i) the Company (or a wholly-owned subsidiary that is disregarded for tax purposes), Parent or Merger Sub and (ii) stockholders of the Company who have validly exercised and perfected their appraisal rights under Delaware law) will be converted at the Effective Time into the right to receive $3.40 in cash, without interest, subject to any applicable withholding taxes (the “Merger Consideration”).

Consummation of the Merger is subject to certain closing conditions, including, without limitation, (i) approval of the Merger by the Company’s stockholders, (ii) absence of certain legal impediments, (iii) the expiration or termination of the required waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), and (iv) receipt of regulatory approvals from the Federal Communications Commission (the “FCC”) (and, if required as a precondition for FCC approval, the Committee for the Assessment of Foreign Participation in the U.S. Telecommunications Services Sector) and from the Regulatory Commission of Alaska (the “RCA”).

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

The status of certain closing conditions to consummation of the Merger is summarized as follows. At a special meeting of stockholders held on March 12, 2021, the Company’s stockholders approved the Merger. The waiting period under the HSR Act expired on February 16, 2021 at 11:59 p.m. Eastern Time. Filings with each of the FCC and the RCA were made on January 20, 2021. The RCA gave public notice of the application and requested any public comments by February 12, 2021. On February 8, 2021, the RCA issued an order stating that it had determined that Parent’s application to acquire the Company was complete as filed on January 20, 2021. The order states that the RCA will issue a final order no later than July 19, 2021.

The Merger is currently expected to close in the third quarter of 2021, although there can be no assurance that it will occur by such time. The transaction will result in the Company becoming a consolidated, majority-owned subsidiary of ATN International, Inc.

In the first quarter of 2021, the Company incurred costs totaling $923 associated with the Merger Agreement consisting of attorney, financial advisory and other fees. The Company incurred costs totaling $9,550 in fiscal year 2020 associated with the Merger Agreement and the Terminated Agreement. These costs consisted of attorney, financial advisory and other fees of $2,750, and a termination fee of $6,800 paid upon termination of the Terminated Agreement. The costs are reported as “Transaction and termination costs” in the Consolidated Statements of Comprehensive Income.

3.	REVENUE

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

Disaggregation of Revenue

The following tables provide the Company’s revenue disaggregated on the basis of its primary markets, customers, products and services for the three-month periods ended March 31, 2021 and 2020.

	Three Months Ended			Three Months Ended
	March 31, 2021			March 31, 2020
	Accounted for Under ASC 606	Accounted for Under Other Guidance	Total Revenue	Accounted for Under ASC 606	Accounted for Under Other Guidance	Total Revenue
Business and Wholesale Revenue
Business broadband	$15,681	$-	$15,681	$15,353	$-	$15,353
Business voice and other	6,697	-	6,697	6,857	-	6,857
Managed IT services	1,217	-	1,217	1,227	-	1,227
Equipment sales and installations	2,618	-	2,618	1,414	-	1,414
Wholesale broadband	10,818	-	10,818	10,253	-	10,253
Wholesale voice and other	1,121	-	1,121	1,288	-	1,288
Operating leases and other deferred revenue	-	2,819	2,819	-	2,391	2,391

Total Business and Wholesale Revenue	38,152	2,819	40,971	36,392	2,391	38,783

Consumer Revenue
Broadband	6,945	-	6,945	6,692	-	6,692
Voice and other	2,230	-	2,230	2,449	-	2,449

Total Consumer Revenue	9,175	-	9,175	9,141	-	9,141

Regulatory Revenue
Access (1)	4,926	-	4,926	4,691	-	4,691
Access (2)	-	673	673	-	727	727
High-cost support	-	4,923	4,923	-	4,924	4,924

Total Regulatory Revenue	4,926	5,596	10,522	4,691	5,651	10,342

Total Revenue	$52,253	$8,415	$60,668	$50,224	$8,042	$58,266

(1)	Includes customer ordered service and special access.
(2)	Includes Essential Network Support (“ENS”).

Business broadband revenue includes revenue associated with rural health care customers. Consumer voice and other revenue includes revenue associated with the FCC’s Lifeline program.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

Timing of Revenue Recognition

Revenue accounted for in accordance with ASC 606 consisted of the following for the three-month periods ended March 31, 2021 and 2020.

	Three Months Ended
	March 31,
	2021	2020

Services transferred over time	$44,709	$44,119
Goods transferred at a point in time	2,618	1,414
Regulatory access revenue (1)	4,926	4,691

Total revenue	$52,253	$50,224

(1)	Includes customer ordered service and special access.

Transaction Price Allocated to Remaining Performance Obligations

The aggregate amount of the transaction price allocated to the remaining performance obligations for contracts with customers that are unsatisfied, or partially unsatisfied, accounted for in accordance with ASC 606 was approximately $71,358 at March 31, 2021. Revenue will be recognized as the Company satisfies the associated performance obligations. For equipment delivery, installation and configuration, and certain managed IT services, which comprise approximately $1,928 of the total, the performance obligation is currently expected to be satisfied during the next twelve months. For business broadband, voice and other managed IT services, which comprise approximately $69,430 of the total, the performance obligation will be satisfied as the service is provided over the terms of the contracts, which range from one to ten years. The Company’s agreements with its consumer customers are typically on a month-to-month basis. Therefore, the Company’s provision of future service to these customers is not reflected in the above discussion of future performance obligations.

Contract Assets and Liabilities

The Company incurs certain incremental costs to obtain contracts that it expects to recover. These costs consist primarily of sales commissions and other directly related incentive compensation payments (reported as contract additions in the table below) which are dependent upon, and paid upon, successfully entering into individual customer contracts.

The table below provides a reconciliation of the contract assets associated with contracts with customers accounted for in accordance with ASC 606 for the three-month period ended March 31, 2021. Contract modifications did not have a material effect on contract assets in the three-month period ended March 31, 2021. Contract assets are classified as “Other assets” on the consolidated balance sheet.

2021

Balance at January 1	$6,568
Contract additions	732
Amortization	(862)
Balance at March 31	$6,438

The Company recorded a charge for uncollectible accounts receivable of $396 in the three-month period ended March 31, 2021 associated with its contracts with customers. See Note 4 “Accounts Receivable.”

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

The table below provides a reconciliation of the contract liabilities associated with contracts with customers accounted for in accordance with ASC 606 for the three-month period ended March 31, 2021. Contract liabilities consist of deferred revenue and are included in “Accounts payable, accrued and other current liabilities” and “Other long-term liabilities, net of current portion” on the consolidated balance sheet.

2021

Balance at January 1	$3,971
Contract additions	1,082
Revenue recognized	(505)
Balance at March 31	$4,548

4.	ACCOUNTS RECEIVABLE

Accounts receivable, net, consists of the following at March 31, 2021 and December 31, 2020.

	2021	2020
Retail customers	$27,834	$29,815
Wholesale carriers	8,441	8,402
Other	8,299	7,736
	44,574	45,953
Less: allowance for doubtful accounts	(4,290)	(4,060)
Accounts receivable, net	$40,284	$41,893

The following table presents the activity in the allowance for doubtful accounts for the three-month period ended March 31, 2021, which is associated entirely with the Company’s contracts with customers.

2021
Balance at January 1	$4,060
Provision for uncollectible accounts	396
Charged to other accounts	-
Deductions	(166)
Asset at March 31	$4,290

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

In January 2021, the FCC approved the Company’s cost-based rural rates for Funding Year 2020 ( July 1, 2020 through June 30, 2021) and USAC began issuing funding commitment letters in March 2021. Accounts receivable, net, associated with rural health care customers was $8,625 and $7,829 at March 31, 2021 and December 31, 2020, respectively. Rural health care accounts are a component of the Retail Customers category in the above table. See Note 3, “Revenue Recognition” for additional information.

In the first quarter of 2021, the Company and the Municipality of Anchorage entered into an agreement under which utility relief will be made available to certain of the Company’s residential and small business customers located in Anchorage. The program is supported by a grant from the Municipality of Anchorage. Funding totaling $725 was received by the Company in the first quarter and will be applied to the accounts of customers who have experienced financial hardship related to the COVID-19 pandemic and meet other requirements, subject to certain terms and conditions. In the first quarter of 2021, a credit of $128 was recorded to the provision for doubtful accounts to reverse charges recorded in 2020 associated with customer accounts which are expected to qualify for relief under this program. The Company is accounting for this grant in accordance with International Accounting Standards 20, “Accounting for Government Grants and Disclosure of Government Assistance.”

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

5.	OTHER CURRENT ASSETS

Prepayments and other current assets consist of the following at March 31, 2021 and December 31, 2020.

	2021	2020
Prepaid expense	$3,890	$2,619
Income tax receivable	3	353
Other	3,324	3,432
Total prepayments and other current assets	$7,217	$6,404

6.	CURRENT LIABILITIES

Accounts payable, accrued and other current liabilities consist of the following at March 31, 2021 and December 31, 2020.

	2021	2020
Accounts payable - trade	$13,758	$18,375
Accrued payroll, benefits, and related liabilities	17,312	14,587
Deferred capacity and other revenue	9,773	8,781
Advance billings	3,622	3,340
Other	6,890	4,617
Total accounts payable, accrued and other current liabilities	$51,355	$49,700

7.	LONG-TERM OBLIGATIONS

Long-term obligations consist of the following at March 31, 2021 and December 31, 2020.

	2021	2020
2019 senior secured credit facility due 2024	$166,646	$168,896
Debt discount	(1,384)	(1,523)
Debt issuance costs	(1,222)	(1,341)
Finance leases and other long-term obligations	2,661	2,676
Total long-term obligations	166,701	168,708
Less current portion	(9,071)	(9,067)
Long-term obligations, net of current portion	$157,630	$159,641

As of March 31, 2021, the aggregate maturities of long-term obligations were as follows.

2021 (April 1 - December 31)	$6,802
2022 (January 1 - December 31)	11,333
2023 (January 1 - December 31)	15,851
2024 (January 1 - December 31)	133,018
2025 (January 1 - December 31)	145
Thereafter	2,158
Total maturities of long-term obligations	$169,307

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

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

Amounts outstanding under the Initial Term A Facility, Revolving Facility, Delayed-Draw Facility and Incremental Term A Loans bear interest at LIBOR plus 4.5% per annum. The Company may, at its discretion and subject to certain limitations as defined in the agreement, select an alternate base rate at a margin that is 1.0% lower than the counterpart LIBOR margin. The weighted average interest rate on the 2019 Senior Credit Facility was 5.80% at March 31, 2021.

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

There were no amounts outstanding under the Revolving Facility, Delayed-Draw Term A Facility and Incremental Term A Loans at March 31, 2021.

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

8.	OTHER LONG-TERM LIABILITIES

Other long-term liabilities consist of the following at March 31, 2021 and December 31, 2020.

	2021	2020
Other deferred IRU capacity revenue, net of current portion	$49,463	$49,739
Deferred GCI capacity revenue, net of current portion	26,454	26,965
Other deferred revenue, net of current portion	5,472	4,837
Other	12,432	13,223
Total other long-term liabilities	$93,821	$94,764

Amortization of deferred revenue included in the Consolidated Statements of Comprehensive Income was $2,783 and $2,357 in the three-month periods ended March 31, 2021 and 2020, respectively.

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

Certain leases include a provision for early termination, typically in return for an agreed amount of consideration. Early terminations recorded in the three-month period ended March 31, 2021 were not material.

The Company entered into additional operating lease commitments that had not yet commenced as of March 31, 2021 with a present value totaling approximately $10,246 and terms of 7 to 30 years. These leases consist primarily of an agreement with another carrier to lease dark fiber, a portion of which will be leased by the Company to another carrier. This lease is expected to commence in the second quarter of 2021 and has a term of 20 years. They also include agreements associated with the Company’s Connect America Fund (“CAF”) Phase II services.

Short-term and variable lease cost recorded during the three-month periods ended March 31, 2021 and 2020 were not material.

The Company did not enter into any sale and leaseback transactions during the three-month period ended March 31, 2021.

The following table presents lease costs for agreements under which the Company is the lessee for the three-month periods ended March 31, 2021 and 2020.

	2021	2020

Finance lease cost:
Amortization of right-of-use assets	$47	$47
Interest on lease liabilities	66	67
Operating lease costs	2,264	1,968
Total lease cost	$2,377	$2,082

The following table provides information included on the consolidated balance sheet for agreements under which the Company is the lessee as of March 31, 2021 and December 31, 2020.

	2021	2020

Operating leases:
Right of use assets	$88,135	$89,821

Liabilities - current	$3,276	$3,392
Liabilities - noncurrent	79,631	81,103
Total liabilities	$82,907	$84,495

Finance leases:
Property, plant and equipment	$5,800	$5,800
Accumulated depreciation and amortization	(3,934)	(3,887)
Property, plant and equipment, net	$1,866	$1,913

Current portion of long-term obligations	$71	$67
Long-term obligations, net of current portion	2,590	2,609
Total finance lease liabilities	$2,661	$2,676

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

The following table provides the maturities of the Company’s lease liabilities as of March 31, 2021.

	Operating	Financing
	Leases	Leases

2021 (excluding the three months ended March 31, 2021)	$5,926	$246
2022	7,911	336
2023	7,589	345
2024	7,397	355
2025	7,323	364
Thereafter	157,529	3,108
Total lease payments	193,675	4,754
Less imputed interest	(111,747)	(2,093)
Total present value of lease obligations	81,928	2,661
Present value of current obligations	(2,297)	(71)
Present value of long-term obligations	$79,631	$2,590

The following table presents other information about agreements under which the Company is the lessee as of and for the three-month periods ended March 31, 2021 and 2020.

	2021	2020

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$66	$67
Operating cash flows from operating leases	2,106	1,826
Financing cash flows from finance leases	15	12

Right-of-use assets obtained in exchange for operating lease liabilities	627	-

Weighted-average remaining lease term (in years):
Finance leases	12	13
Operating leases	28	29
Weighted-average discount rate:
Finance leases	9.8%	9.8%
Operating leases	6.9%	6.9%

Lease Agreements Under Which the Company is the Lessor

The Company’s agreements under which it is the lessor are primarily associated with the use of its network assets, including IRUs for fiber optic cable, colocation and buildings.

Certain leases include a provision for early termination, typically in return for an agreed amount of consideration. Early terminations recorded in the three-month period ended March 31, 2021 were not material.

The Company does not have material sublease arrangements as the lessor or lease arrangements with related parties.

The Company did not have sales-type leases or direct financing leases as of March 31, 2021.

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

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

The following table presents lease income for agreements under which the Company is the lessor for the three-month periods ended March 31, 2021 and 2020. Lease income is classified as revenue on the Statement of Comprehensive Income. The carrying value of the underlying leased assets is not material.

	2021	2020

Total lease income	$1,620	$1,171

The following table presents the maturities of future undiscounted lease payments at March 31, 2021 for the periods indicated.

2021 (excluding the three months ended March 31, 2021)	$1,224
2022	917
2023	877
2024	873
2025	836
Thereafter	4,350
Total future undiscounted lease payments	$9,077

10.	EMPLOYEE TERMINATION BENEFITS

In 2020, the Company offered a one-time cash incentive to employees who volunteered to retire or otherwise terminate their employment, subject to management approval. A charge of $210 was recorded in the third quarter of 2020, and payments totaling $210 were made in the third and fourth quarters of 2020. This charge was accounted for as a special termination benefit in accordance with ASC 712, “Compensation - Nonretirement Postemployment Benefits” (“ASC 712”).

In 2019, the Company recorded a charge of $1,715 associated with cash-based termination benefits paid or to be paid to is former Chief Executive Officer who separated from the Company effective June 30, 2019. These benefits consist of special termination benefits as defined in ASC 712, and included the continuation of salary and certain benefits through December 31, 2019, and the payment of annual cash incentive and long-term cash awards, subject to certain conditions. Payments totaling $46, $24 and $1,390 were made in the first quarter of 2021 and in 2020 and 2019, respectively. The balance of approximately $255 will be paid in the second quarter of 2021.

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

Defined Benefit Plan

The Company has a separate defined benefit plan that covers certain employees previously employed by Century Telephone Enterprise, Inc. (“CenturyTel Plan”). This plan was transferred to the Company in connection with the acquisition of CenturyTel, Inc.’s Alaska properties, whereby assets and liabilities of the CenturyTel Plan were transferred to the ACS Retirement Plan (the “Plan”) on September 1, 1999. As of March 31, 2021, the Plan is not fully funded under the Employee Retirement Income Security Act of 1974, as amended.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

The following table presents the net periodic pension expense for the ACS Retirement Plan for the three-month periods ended March 31, 2021 and 2020.

	2021	2020
Interest cost	$119	$117
Expected return on plan assets	(184)	(185)
Amortization of loss	39	35
Net periodic pension expense	$(26)	$(33)

Net periodic pension expense is included in the line item “Other income, net” in the Statements of Comprehensive Income.

12.	STOCK INCENTIVE PLANS

Under the Company’s stock incentive plan, stock options, restricted stock, stock-settled stock appreciation rights, performance share units and other awards may be granted to officers, employees, consultants, and non-employee directors. The following disclosures do not consider the effect of the potential consummation of the Merger on the Company’s stock incentive plan.

In the first quarter of 2021, long-term cash awards were issued to the Company’s officers and certain other employees in lieu of equity awards. These awards consist of (i) time-based fixed cash awards, vesting of which is subject to the continued service of the recipient over consecutive three one-year periods, and (ii) long-term performance cash awards, vesting of which is subject to the achievement of a cumulative Company financial performance metric over a three-year period and the continued service of the recipient.

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

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

The following table summarizes the RSU, long-term incentive plan and non-employee director stock compensation activity for the three-month period ended March 31, 2021.

		Weighted
		Average
		Grant Date
	Number	Fair
	of Units	Value
Nonvested at December 31, 2020	876	$2.20
Granted	-	-
Vested	(244)	1.68
Canceled or expired	(3)	2.61
Nonvested at March 31, 2021	629	$2.40

Performance Stock Units

Vesting of a portion of the PSUs issued in the second quarter of 2020 is subject to the Company’s achievement of a three-year cumulative performance target for the years 2020, 2021 and 2022, subject to approval by the Compensation and Personnel Committee of the Board of Directors. As of March 31, 2021, achievement of the Company performance target was deemed to be probable.

PSUs granted in the third quarter of 2019 will vest at the end of the three-year period ending in March 2022 subject to the achievement of a cumulative Company performance target. As of March 31, 2021, achievement of the Company performance target was deemed to be probable. Achievement above a specified level will be settled in cash in lieu of shares of Company stock. This portion of the PSUs granted in 2019 is accounted for as a variable cash award based on the market price of the Company’s common stock. A charge of $151 was recorded in the first quarter of 2021 to adjust the associated liability to the award’s market value at March 31, 2021, $133 of which was attributable to changes in the market price in 2019 and 2020.

The following table summarizes the PSU activity for the three-month period ended March 31, 2021.

		Weighted
		Average
		Grant Date
	Number	Fair
	of Units	Value
Nonvested at December 31, 2020	1,174	$1.50
Granted	-	-
Vested	(356)	0.35
Canceled or expired	-	-
Nonvested at March 31, 2021	818	$2.00

The following table provides selected information about the Company’s share-based compensation as of and for the three-month periods ended March 31, 2021 and 2020.

	2021	2020
Total compensation cost for share-based payments	$389	$309
Weighted average grant-date fair value of equity instruments granted (per share)	$-	$-
Total fair value of shares vested during the period	$605	$1,248

At March 31:
Unamortized share-based payments	$1,589	$799
Weighted average period (in years) to be recognized as expense	1.5	1.8

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

On July 24, 2020, the Company registered an additional 600 shares under the Amended 2012 ESPP.

Effective December 31, 2020, the Amended 2012 ESPP was frozen in connection with the Merger Agreement.

13.	FAIR VALUE MEASUREMENTS AND DERIVATIVE FINANCIAL INSTRUMENTS

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

The fair values of cash equivalents, restricted cash, other short-term monetary assets and liabilities and finance leases approximate carrying values due to their nature. The carrying values of the Company’s senior credit facilities and other long-term obligations of $167,923 and $170,049 at March 31, 2021 and December 31, 2020, respectively, approximate fair value primarily as a result of the stated interest rates of the 2019 Senior Credit Facility approximating current market rates (Level 2).

The following table presents the Company’s financial assets measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020, at each hierarchical level.

	March 31, 2021				December 31, 2020
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Other long-term liabilities:
Interest rate swaps	$2,314	$-	$2,314	$-	$2,784	$-	$2,784	$-

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

Under the terms of the 2019 Senior Credit Facility, the Company is required to enter into or obtain an interest rate hedge sufficient to effectively fix or limit the interest rate on borrowings under the agreement of a minimum of $90,000 with a weighted average life of at least two years. On June 28, 2019, the Company entered into two pay-fixed, receive-floating, interest rate swaps. Each swap is in the initial notional amount of $67,500, has an interest rate of 6.1735% inclusive of a 4.5% LIBOR spread, and a maturity date of June 30, 2022. The swaps are with different counter parties. Changes in fair value of interest rate swaps are recorded to accumulated other comprehensive loss and reclassified to interest expense when the hedged transaction is recognized in earnings. Cash payments and receipts associated with interest rate swaps are classified as cash flows from operating activities. See Note 7 “Long-Term Obligations” and Note 15 “Accumulated Other Comprehensive Loss.”

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

The following table presents the notional amount, fair value and balance sheet classification of the Company’s derivative financial instruments designated as cash flow hedges as of March 31, 2021 and December 31, 2020.

		Notional	Fair
	Balance Sheet Location	Amount	Value
At March 31 2021:
Interest rate swaps	Other long-term liabilities	$126,563	$2,314

At December 31, 2020:
Interest rate swaps	Other long-term liabilities	$128,250	$2,784

The following table presents gains and losses before income taxes on the Company’s interest rate swaps designated as a cash flow hedge for the three-month periods ending March 31, 2021 and 2020.

	2021	2020
Loss recognized in accumulated other comprehensive loss	$(27)	$(2,878)
Loss reclassified from accumulated other comprehensive loss to income	(496)	-

The following table presents the effect of cash flow hedge accounting on the Company’s Statements of Comprehensive Income for the three-month periods ending March 31, 2021 and 2020.

	2021	2020
Recorded as Interest Expense:
Hedged interest payments	$(1,483)	$(2,081)
Loss on interest rate swap	(496)	-

14.	EARNINGS PER SHARE

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

The calculation of basic and diluted earnings per share for the three-month periods ended March 31, 2021 and 2020 are as follows.

	2021	2020

Net income attributable to Alaska Communications	$606	$2,387

Weighted average common shares outstanding:
Basic shares	54,145	53,186
Effect of stock-based compensation	727	1,051
Diluted shares	54,872	54,237

Net income per share attributable to Alaska Communications:
Basic	$0.01	$0.04
Diluted	$0.01	$0.04

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

15.	ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table summarizes the activity in accumulated other comprehensive loss for the three-month period ended March 31, 2021.

	Defined
	Benefit
	Pension	Interest
	Plan	Rate Swaps	Total
Balance at December 31, 2020	$(4,347)	$(1,993)	$(6,340)
Other comprehensive income (loss) before reclassifications	47	(19)	28
Reclassifications from accumulated comprehensive loss to net income	(19)	355	336
Net other comprehensive income	28	336	364
Balance at March 31, 2021	$(4,319)	$(1,657)	$(5,976)

The following table summarizes the reclassifications from accumulated other comprehensive loss to net income for the three-month periods ended March 31, 2021 and 2020.

	2021	2020
Amortization of defined benefit plan pension items:
Amortization of loss	$(26)	$(33)
Income tax effect	7	9
After tax	(19)	(24)

Amortization of gain on interest rate swap:
Reclassification to interest expense	496	-
Income tax effect	(141)	-
After tax	355	-
Total reclassifications, net of income tax	$336	$(24)

Amounts reclassified to net income from our defined benefit pension plan and interest rate swaps have been presented within “Other income, net” and “Interest expense,” respectively, in the Statements of Comprehensive Income. The estimated amount to be reclassified from accumulated other comprehensive loss as an increase in interest expense during the next twelve months is $1,899. See Note 13 “Fair Value Measurements and Derivative Financial Instruments.”

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

17.	JOINT VENTURE

The table below provides certain financial information about the AQ-JV included on the Company’s consolidated balance sheet at March 31, 2021 and December 31, 2020. Cash may be utilized only to settle obligations of the joint venture. Because the joint venture is an LLC, and the Company has not guaranteed its operations, the joint venture’s creditors do not have recourse to the general credit of the Company.

	2021	2020
Cash	$270	$270
Property, plant and equipment, net of accumulated depreciation of $531 and $506	$1,610	$1,635

The operating results and cash flows of the joint venture in the three-month periods of 2021 and 2020 were not material to the Company’s consolidated financial results.

18.	SUPPLEMENTAL CASH FLOW INFORMATION

Restricted cash of $1,326 at March 31, 2021 consisted of certificates of deposit of $1,300 required under the terms of certain contracts to which the Company is a party and other restricted cash of $26. Restricted cash of $1,326 at December 31, 2020 consisted of certificates of deposit of $1,300 required under the terms of certain contracts to which the Company is a party and other restricted cash of $26.

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the statement of financial position at March 31, 2021 and 2020 that sum to the total of these items reported in the statement of cash flows.

	2021	2020
Cash and cash equivalents	$22,114	$33,818
Restricted cash	1,326	1,320
Total cash, cash equivalents and restricted cash	$23,440	$35,138

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

The following table presents supplemental non-cash transaction information for the three-month periods ended March 31, 2021 and 2020.

	2021	2020
Supplemental Non-cash Transactions:
Capital expenditures incurred but not paid at March 31	$1,389	$2,215
Dividends payable at March 31	$16	$4,852
Additions to ARO asset	$10	$70
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$627	$-

19.	BUSINESS SEGMENTS

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

The Company is involved in various other claims, legal actions and regulatory proceedings arising in the ordinary course of business and establishes an accrual when a specific contingency is probable and estimable. The Company recorded litigation accruals totaling $2,123 at March 31, 2021 against certain current claims and legal actions. The Company also faces contingencies that are reasonably possible to occur that cannot currently be estimated. The Company believes that the disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, comprehensive income or cash flows. It is the Company’s policy to expense costs associated with loss contingencies, including any related legal fees, as they are incurred.

ITEM 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS AND ANALYSTS’ REPORTS

This Form 10-Q and our future filings on Forms 10-K, 10-Q and 8-K and the documents incorporated therein by reference include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 (“Exchange Act”), as amended. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including statements about anticipated future operating and financial performance, financial position and liquidity, growth opportunities and growth rates, pricing plans, acquisition and divestiture opportunities, business prospects, strategic alternatives, business strategies, regulatory and competitive outlook, investment and expenditure plans, financing needs and availability and other similar forecasts and statements of expectation and statements of assumptions underlying any of the foregoing. Words such as “anticipates”, “believes”, “could”, “estimates”, “expects”, “intends”, “may”, “plans”, “projects”, “seeks”, “should” and variations of these words and similar expressions are intended to identify these forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. Forward-looking statements by us are based on estimates, projections, beliefs and assumptions of management and are not guarantees of future performance. Such forward-looking statements may be contained in this Form 10-Q under Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere. Actual future performance, outcomes, and results may differ materially from those expressed in forward-looking statements made by us as a result of a number of important factors. Examples of these factors include (without limitation):

•

Our ability to successfully consummate the Merger Agreement with affiliates of ATN International, Inc. and Freedom 3 Investments IV, LP, a fund advised by Freedom 3 Capital, LLC, and the potential disruption the merger could cause to our operations

•	our ability to obtain and appropriately allocate capital and other resources to support our growth objectives
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

•	our ability to maintain successful arrangements with our represented employees

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

•	the success or failure of any future acquisitions or other major transactions
•	a third-party claim that the Company is infringing upon their intellectual property, resulting in litigation or licensing expenses, or the loss of our ability to sell or support certain products
•	unanticipated costs required to fund our post-retirement benefit plans, or contingent liabilities associated with our participation in a multi-employer pension plan
•	delays in the receipt of equipment and other materials due to disruptions in the supply chain
•	our success in providing broadband solutions to the North Slope and western Alaska
•	our internal control over financial reporting may not be effective, which could cause our financial reporting to be unreliable
•	the matters described under Item 1A. Risk Factors in our Annual Report on Forms 10-K and 10-K/A for the year ended December 31, 2020.

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

OVERVIEW

On December 31, 2020, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Project 8 Buyer, LLC (“Parent”) and Project 8 MergerSub, Inc. (“Merger Sub”), two newly-formed entities owned by ATN International, Inc. and Freedom 3 Investments IV, LP, a fund advised by Freedom 3 Capital, LLC. On December 31, 2020, the Company terminated the previously announced merger agreement under which the Company would be acquired by an affiliate of Macquarie Capital (USA) and GCM Grosvenor through its Labor Impact Fund.

On the terms, and subject to the conditions, of the Merger Agreement, Merger Sub will merge with and into the Company (the “Merger”), with the Company continuing as the surviving corporation and a wholly-owned subsidiary of Parent. As a result of the Merger, each share of the Company’s common stock issued and outstanding immediately prior to the effective time of the Merger (the “Effective Time”) (other than shares held by (i) the Company (or a wholly-owned subsidiary that is disregarded for tax purposes), Parent or Merger Sub and (ii) stockholders of the Company who have validly exercised and perfected their appraisal rights under Delaware law) will be converted at the Effective Time into the right to receive $3.40 in cash, without interest, subject to any applicable withholding taxes (the “Merger Consideration”).

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

Refer to the Merger Agreement filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated December 31, 2020 and filed with the SEC on January 4, 2021, which is incorporated in its entirety herein by reference to this Quarterly Report on Form 10-Q.

We are a fiber broadband and managed IT services provider, offering technology and service enabled customer solutions to business and wholesale customers in and out of Alaska. We also provide telecommunication services to consumers in the most populated communities throughout the state. Our facilities-based communications network extends through the economically significant portions of Alaska and connects to the contiguous states via our two diverse undersea fiber optic cable systems. Our network is among the most expansive in Alaska and forms the foundation of service to our customers. We operate in a largely two-player terrestrial wireline market and we estimate our market share to be less than 25% statewide. A third-party market study conducted in the fourth quarter of 2018 indicates that we have a market share of close to 40% for “near net” opportunities, that is, within one mile of our fiber network.

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

Historically, the Alaska economy has benefited from a stable employment base, including a growing tourism industry. The Alaskan economy entered a moderate recession beginning in the second half of 2015 and certain areas of the economy showed improvement beginning in 2018. Employment levels declined approximately 1.3% and 0.3% in 2017 and 2018, respectively, and increased approximately 0.6% in 2019. The increase in 2019 was driven by growth in leisure and hospitality, oil and gas, health care, professional and business services and construction, offset by declines in state government and retail. The COVID-19 pandemic has negatively impacted the leisure and hospitality, retail and transportation segments of the Alaskan economy and the economy at large. Beginning in March 2020, unemployment claims increased significantly, primarily as a result of the COVID-19 pandemic. By December 2020, the state’s unemployment rate had improved to 6.0% which is more in line with historic levels. However, in March 2021, the state’s unemployment rate increased to 6.6%.

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

COVID-19 Pandemic

The COVID-19 pandemic has negatively impacted global, national and local economies, disrupted global supply chains and created significant volatility and disruptions to financial markets. The COVID-19 pandemic has also impacted the Company’s customers, suppliers, employees and other aspects of its business, including an increase in demand for its broadband and managed IT services. In response to economic pressures impacting the Company’s customers and the community at large as a result of the COVID-19 pandemic, we implemented various actions in 2020 and 2021 including the following:

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

Certain of the above actions have been relaxed or reduced beginning in the first quarter of 2021 as disruptions caused by the pandemic have been eliminated or mitigated.

The COVID-19 pandemic did not have a direct material effect on the Company’s revenue, operating expenses and cash flow in the first quarter of 2021 Additional current and potential financial impacts include the following:

●

The estimated fair value of service or upgraded service provided to customers without charge was $0.3 million in the first quarter of 2021. These services were not recorded as revenue because no cash was expected to be collected from the customer. The Company’s incremental cost of providing this service was not significant.

●	Certain customers have delayed orders for the provision of service.
●	As a result of the customer accommodations noted above, collection of accounts receivable from certain customers has been delayed.
●	Disruption of certain of our business and wholesale customers’ operations.
●	Disruption of the Alaska economy, including crude oil prices and the leisure and hospitality industries, could negatively impact demand for our products and services.
●	Reductions in consumer spending.
●	Government imposed travel restrictions and other actions could reduce the efficiency of our operations and result in higher costs.
●	Declines in revenue and cash flows could require that we further reduce operating cost and capital spending.
●	Delays, cancellation and other disruptions in the provision of products and services by our vendors.
●	Disruption to the financial markets could limit our access to financing and other sources of capital.

In February 2021, the Company and the Municipality of Anchorage entered into an agreement under which utility relief will be made available to certain of the Company’s residential and small business customers located in Anchorage. The program is supported by a grant from the Municipality of Anchorage. Funding totaling $0.7 million was received by the Company in the first quarter and will be applied to the accounts of customers who have experienced financial hardship related to the COVID-19 pandemic and meet other requirements, subject to certain terms and conditions. In the first quarter of 2021, a credit of $0.1 million was recorded to the provision for doubtful accounts to reverse charges recorded in 2020 associated with customer accounts which are expected to qualify for relief under this program.

We are continuing to assess the potential future impact of the COVID-19 pandemic. The situation continues to evolve, and while the impact on the local and national economy has been mitigated in recent months, we cannot predict the extent or duration of the pandemic, its effects on the global, national or local economy and its longer-term effects on the demand for our products and services, operations, financial condition, results of operations or cash flows, which could be material. We will continue to closely monitor the situation and make the appropriate adjustments to our operations as required and appropriate.

Regulatory Update

The items reported under Part I, Item 1. Business – Regulation in our Annual Report on Form 10-K for the year ended December 31, 2020, are updated as follows. This section should be read in conjunction with the corresponding items previously disclosed in our Annual Report.

US Federal Regulatory Matters

Interconnection with Local Telephone Companies and Access to Other Facilities

The Communications Act imposes a number of requirements on local exchange carriers (“LECs”). Generally, a LEC must: interconnect with other telecommunications carriers; not prohibit or unreasonably restrict the resale of its services; provide for telephone number portability so customers may keep the same telephone number if they switch service providers; provide access to their poles, ducts, conduits and rights-of-way on a reasonable, non-discriminatory basis; and, when a call originates on its network, compensate other telephone companies for terminating or transporting the call.

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

USF Contributions

Under the Communications Act of 1934, as amended (the “Communications Act”) and FCC rules, telecommunications carriers and certain providers of telecommunications must contribute to the federal Universal Service Fund, which is the source of funding for the four support mechanisms described above. These contributions are based on end-user revenues from assessable interstate and international services. For the first calendar quarter of 2021, we were required to pay an amount equal to 31.8 percent of our interstate and international end-user telecommunications revenue towards the federal Universal Service Fund, and amount that increased to 33.4 percent for the second calendar quarter of 2021. The contribution rate changes every calendar quarter, and has increased sharply in recent years, both because of increases in demand for universal service support payments, and because the assessable revenue base has shrunk considerably over the past two decades. In the long term, the current contribution mechanism is likely to be unsustainable, and collapse of the Universal Service Fund would have a significant impact throughout our industry.

Rural Health Care (“RHC”) Universal Service Support Program

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

At the same time, the FCC created the “Connected Care Pilot Program,” which makes an additional $100 million in universal service funding available over three years to study how the FCC can help support the trend towards connected care services, particularly for low-income Americans and veterans. The Connected Care Pilot Program will provide healthcare providers support for 85 percent of the cost of eligible services and network equipment, which include: (1) patient broadband internet access services, (2) health care provider broadband data connections, (3) other connected care information services, and (4) certain network equipment (e.g., equipment necessary to make a supported broadband service function such as routers). The FCC accepted applications for Connected Care Pilot Program support between November 6 and December 7, 2020. On January 15, 2021, the FCC announced its initial set of awards to healthcare providers in 12 states, but none in Alaska. While it is too soon to assess the ultimate impact, if any, of the Connected Care Pilot Program on our business, programs of this type that make the telehealth and telemedicine services more affordable could stimulate greater demand for those services in Alaska.

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

We believe that USAC’s rural rate database, as currently constituted, is likely to have an adverse impact on our economic ability to continue to serve some of our rural healthcare customers. In particular, the rates established by the database would negatively impact our ability to continue to offer our full range of telecommunications services to rural healthcare providers supported by the Telecommunications Program in the more remote, higher-cost areas of the state. We have requested that the full FCC review USAC’s effort and associated guidance from the Bureau concerning the database, delay the effectiveness of the new rural rates, and direct the Bureau to implement the changes we requested in our Petition for Reconsideration. In two orders issued on January 19, 2021 and April 8, 2021, the FCC suspended the use of the urban and rural rate databases for Funding Years 2021 and 2022. In lieu of the database, while the waiver remains in effect, the Order authorizes support based on the most recent rural rate that the FCC has approved for the same service at the same healthcare facility within the past three funding years. In addition, we have flexibility to charge (1) a rate lower than the previously approved rate for the same or similar service to the same facility or one with the same or similar geographic characteristics or (2) the same or lower rate as previously approved but for a higher bandwidth service than in previous funding years at the same facility or one with the same or similar geographic characteristics. As an alternative, Telecommunications Program rural rates may be established under the previously applicable rate rules that were in effect through Funding Year 2020. As with the action in the D.C. Circuit Court of Appeals and the Petitions for Reconsideration, the other issues raised in our Application for Review remain pending.

We are unable to predict the outcome or eventual impact of the D.C. Circuit’s review of the FCC’s Order, or the FCC’s decision on our Petition for Reconsideration or our Application for Review, but these recent FCC orders offer a measure of short-term stability and predictability for our Telecommunications Program for the upcoming two funding years while those reviews continue.

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

FCC Inquiry into Company’s RHC Program Participation

The Company also received a Letter of Inquiry on March 18, 2018, from the FCC Enforcement Bureau requesting historical information regarding the Company’s participation in the FCC’s Rural Health Care program. In response, the Company produced voluminous records throughout 2018 and into the first quarter of 2019. On November 5, 2019, the Company received another letter from the FCC Enforcement Bureau requesting additional information, to which it responded on December 6, 2019. On January 22, 2020, the Company received an additional letter from the Enforcement Bureau seeking further information. In response, we produced additional records through February 1, 2021. As of the date of this Form 10-Q, the FCC’s Enforcement Bureau has not asserted any claims or alleged any rule violations. The Company continues to work constructively with the FCC’s Enforcement Bureau to provide it the information it is seeking. At this time, we cannot predict the outcome of the FCC Enforcement Bureau’s inquiry or the impact it may have on our business, financial condition, results of operations or liquidity.

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

We are continuing to work toward meeting our CAF Phase II obligations in a capital-efficient manner, including the delivery of broadband Internet access services meeting CAF Phase II requirements using a fixed wireless platform and DSL in some instances. On July 21, 2020, we announced that we now offer voice and broadband service meeting our CAF Phase II commitments to over 16,000 rural Alaskans. The Company is therefore more than halfway to the total number required by December 31, 2025 under CAF Phase II.

On March 12, 2021, the FCC granted our long-form application for 37 Priority Access Licenses to use mid-band spectrum in the 3.5-3.65 GHz band in ten Alaska boroughs. We were the high bidder for those licenses in FCC Auction 105, which closed in September 2020. We expect to use these new licenses to augment our fixed wireless broadband and other services in the Alaska markets they cover, including in pursuit of our CAF Phase II commitments.

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

On March 31, 2020, the FCC issued a Report and Order implementing this law by mandating that all voice service providers implement the STIR/SHAKEN framework in the Internet Protocol (IP) portions of their networks by June 30, 2021. In a related Notice of Proposed Rulemaking, the FCC sought comment on additional issues, including a potential extension of time for small providers that serve 100,000 or fewer voice service subscriber lines, which would include us. On October 1, 2020, the FCC released an Order granting small providers, as proposed, an extension of time to implement STIR/SHAKEN until June 30, 2023. In connection with that extension, we must put a “Robocall Mitigation Program” in place by June 30, 2021, establishing “reasonable” steps we are taking to avoid originating illegal robocalls and cooperate with the Industry Traceback Consortium to stop illegal robocallers, backed up by a certification filed with the FCC.

The FCC’s March 31, 2020 Notice of Proposed Rulemaking also sought comment on proposals for implementing the law with respect to “intermediate” providers of voice service, which, with respect to a call, is a provider that carries that call at any point, but neither originates nor terminates it. The FCC’s October 1, 2020 Order requires us, by June 30, 2021, in our role as an intermediate provider, to implement the STIR/SHAKEN authentication framework in the IP portions of our network, in general so that IP calls retain caller ID authentication information throughout the entire call path. Specifically, with certain exceptions, we must (a) pass any authenticated caller identification information received with a SIP call that originates from a different service provider, through to the subsequent provider; and (b) cooperate with the industry traceback consortium and respond promptly to traceback requests. We are currently in the process of implementing these requirements.

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

Network Equipment

On March 12, 2020, the Secure and Trusted Communications Networks Act of 2019 was signed into law, prohibiting the use of federal universal service funds to obtain communications equipment or services from a company that poses a national security risk to U.S. communications networks. In addition, under the law, each communications provider must submit an annual report to the FCC regarding whether it has purchased, rented, leased, or otherwise obtained any prohibited equipment and, if so, provide a detailed justification for such action. The FCC has designated Huawei, ZTE and certain other manufacturers as companies that pose such risks. Currently, Alaska Communications believes that little or no equipment from those manufacturers is present in our network.

National Suicide Prevention Lifeline

On July 16, 2020, the FCC adopted a Report and Order designating the three-digit code “988” as the National Suicide Prevention Lifeline, and directed all service providers to enable use of that code to reach suicide prevention and crisis intervention services no later than July 16, 2022. There are 87 area codes across the country, including the “907” area code used throughout Alaska, where local calls may be dialed using seven digits, and where “988” is used as a three-digit telephone exchange prefix. To ensure that calls are not erroneously routed to the National Suicide Prevention Hotline when a user intends to dial a seven-digit call starting with “988,” the FCC required all 87 of the affected area codes to transition to ten-digit dialing for all calls during the transition period. As a result of these changes, Alaska Communications will need to upgrade and reprogram its switches throughout the state, and assist with consumer education efforts with respect to these new dialing patterns. As of April 24, 2021, Alaskans may start using ten-digit dialing as of April 24, 2021, and it will be required as of October 24, 2021. We are unable to predict with certainty that it will be possible to implement all of the necessary changes within the time required, or the effect of these changes on our business expenses and results.

Lifeline

Revenue generated from our lifeline customers represents less than 1% of our total revenue. The FCC’s Lifeline support mechanism today subsidizes the cost of voice services for low-income consumers, as well as broadband in CAF II locations.

The Consolidated Appropriations Act, 2021 appropriated $3.2 billion to create the “Emergency Broadband Connectivity Fund,” supplemented by a further $6 billion appropriated by the American Rescue Plan Act of 2021. As directed by the legislation, the FCC is using those funds to establish a new “Emergency Broadband Benefit Program” (“EBBP”). The EBBP will provide eligible low-income consumers and students with a monthly subsidy for the purchase of broadband Internet access service from service providers that elect to participate in the program, in addition to the existing benefit provided by the FCC’s Lifeline program. While the monthly subsidy is $50 in most of the nation, the EBBP will provide $75 monthly throughout the state of Alaska, which is encompassed within the statute’s definition of “Tribal lands.” On April 4, 2021, our election to participate in the EBBP was accepted by USAC, and we intend to offer our customers a wide array of EBBP-supported broadband services and rate plans. While we cannot predict the effect of the EBBP with certainty, we expect that it will help many of our customers afford broadband service, and may allow customers to sign up for new or upgraded broadband service. At the same time, there is currently no sustainable funding source for the EBBP, and we cannot predict what will happen to the EBBP once the existing appropriations are depleted.

E-Rate

The Company has provided telecommunications services, broadband Internet access services, and internal connections supported by the FCC’s Schools and Libraries Universal Service Support Mechanism (“E-rate”) for many years. E-rate support provides an invaluable means by which elementary and secondary schools in Alaska can afford those services, particularly in rural and remote, high-cost areas. Historically, E-rate has primarily supported services that connect eligible school buildings. The American Rescue Plan Act of 2021 provided additional support for remote learning, appropriating $7.171 billion to create the Emergency Connectivity Fund (“ECF”), which will support broadband services and eligible equipment used by students, school staff, and library patrons at locations other than a school or library. The FCC is in the process of implementing this statute, which appears to have superseded a similar petition filed in January 2021 by the Schools, Health & Libraries Broadband (“SHLB”) Coalition. ECF support could increase demand for our home broadband services, but also could increase the administrative burden and compliance risks associated with those services. We are unable to predict the impact of this legislation, if any, at this time.

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

Acquisition by a newly formed entity owned by ATN International, Inc. and Freedom 3 Investments IV, LP

On January 20, 2021, we filed a series of applications seeking FCC approval for the transfer of control of our licenses and authorizations to ATN International, Inc. We have discussed those applications with the FCC staff, and, on February 16, 2021, the FCC issued a Public Notice seeking public comment on the proposed transaction. No comments or reply comments were filed, and we are continuing to work toward obtaining FCC approval to close this transaction.

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

AC Systems Group and ATN International, Inc. Joint Application

The RCA opened Docket U-21-003 to consider the joint application filed by ATN International, Inc. and Alaska Communications Systems Group, Inc. for ATN International, Inc. to acquire an indirect controlling interest in ACS of Alaska, LLC, ACS of Anchorage, LLC, ACS of Fairbanks, LLC, ACS of the Northland, LLC, ACS Long Distance, LLC, and Alaska Fiber Star, LLC.  The RCA issued a public notice seeking comments on the application on January 22, 2021, and on February 8, 2021, issued an order establishing a schedule for completing its review of the application by July 19, 2021.

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

●

Deliver an Exceptional Customer Experience We strive to deliver service as promised to our customers and make it right if our customers are not satisfied with what we delivered. We track virtually every customer interaction and we utilize the Net Promoter Score framework for assessing the satisfaction of our customers.

●

Augment and Expand Our Network Capabilities and Services Focusing on Efficient Delivery and Management We are moving toward higher efficiencies and improved customer experience through automation, new technology and expanded geographic service areas. Our network architecture is a simpler mix of our fiber backbone, supported with fixed wireless (“FiWi”), WiFi and satellite.

●

Relentlessly Simplify and Transform How We Do Business to Drive Operational Excellence We believe we must reduce waste, which is defined as any activity that does not add value to its intended customer. Doing so improves the experience we deliver to our customers. We make investments in technology and process improvement, utilize the LEAN framework, and expect these efforts to meaningfully impact our financial performance in the long-term.

●	Accelerate the Growth of Broadband and Managed IT Solutions that Create Market Differentiation We are building on strength in designing and providing new products and solutions to our customers.

We believe we can create value for our shareholders by:

●	Driving revenue growth through increasing business broadband and managed IT service revenues,
●	Improving our operating and cash flow performance through margin management, and
●	Careful allocation of capital, including selectively investing success-based capital into opportunities that generate appropriate returns on investments.

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

Consumer

We also provide broadband and voice services to residential customers, including residential homes and multi-dwelling units. Given that our primary competitor has extensive quad play capabilities (video, voice, wireless and broadband) we target how and where we offer products and services to this customer group in order to maintain our returns. Our focus is to leverage the capabilities of our existing network and sell customers our highest available bandwidth. Our primary competitive advantage is that we offer reliable internet service without data caps, while our competitor, with certain exceptions, charges customers or throttles customers’ speeds for exceeding given levels of data usage. We also continue to expand product and service offerings to this customer group and have implemented fiber fed WiFi and certain fixed wireless technology solutions for providing broadband, all of which is expected to provide a basis for continued growth in this market in 2021.

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

Executive Summary

The COVID-19 pandemic did not have a material impact on the Company’s revenue, operating income and cash flows in the first quarters of 2021 and 2020. Free or upgraded service with a total value of approximately $0.3 million was provided to certain customers in the first quarter of 2021.

Operating Revenues

Total revenue of $60.7 million increased $2.4 million, or 4.1%, in the first quarter of 2021 compared with the first quarter of 2020. Business and wholesale revenue increased $2.2 million reflecting a $1.3 million increase in total broadband revenue and a $1.2 million increase in equipment sales and installations. Rural health care revenue was $3.0 million and $3.3 million in the first quarters of 2021 and 2020, respectively. Consumer revenue of $9.2 million was up marginally year over year. Regulatory access revenue has stabilized subsequent to the reduction in AUSF support and increased $0.2 million, or 3.3%, from the first quarter of 2020.

Operating Income

Operating income of $3.0 million in the first quarter of 2021 declined $2.9 million compared with the first quarter of 2020. The growth in revenue was offset by higher operating expenses, including employee compensation, systems implementation and transaction and termination costs of $0.9 million. These items are discussed in more detail below.

Liquidity

We generated cash from operating activities of $16.7 million in the first quarter of 2021 compared with $22.4 million in the first quarter of 2020. This decline reflects higher cash receipts associated with accounts receivable and deferred revenue arrangements in 2020.

In the first quarter of 2021 and 2020, we invested a total of $11.3 million and $11.5 million, respectively, in capital, including capitalized interest and net of the settlement of items accrued in previous periods. Success based capital spending was $5.0 million in 2021 compared with $4.8 million in 2020.

Net debt (defined as total debt excluding debt issuance costs, less cash and cash equivalents) at March 31, 2021 was $147.2 million compared with $151.9 million at December 31, 2020. The decrease reflects cash generated from operating activities, partially offset by capital spending.

Other Initiatives

We have expanded our network to over 198,000 terrestrial and submarine fiber miles.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

The following table summarizes our results of operations for the three-month periods ended March 31, 2021 and 2020. Revenue and the associated analysis are presented by customer and product category, combining revenue accounted for under ASC 606 and other guidance.

(in thousands)	2021	2020	Change	% Change
Revenue
Business and wholesale revenue
Business broadband	$16,242	$15,639	$603	3.9%
Business voice and other	7,137	7,236	(99)	-1.4%
Managed IT services	1,217	1,227	(10)	-0.8%
Equipment sales and installations	2,618	1,414	1,204	85.1%
Wholesale broadband	12,636	11,979	657	5.5%
Wholesale voice and other	1,121	1,288	(167)	-13.0%
Total business and wholesale revenue	40,971	38,783	2,188	5.6%

Consumer revenue
Broadband	6,945	6,692	253	3.8%
Voice and other	2,230	2,449	(219)	-8.9%
Total consumer revenue	9,175	9,141	34	0.4%

Total business, wholesale and consumer revenue	50,146	47,924	2,222	4.6%
Growth in broadband revenue	4.4%

Regulatory revenue
Access	5,599	5,418	181	3.3%
High cost support	4,923	4,924	(1)	0.0%
Total regulatory revenue	10,522	10,342	180	1.7%

Total operating revenues	$60,668	$58,266	$2,402	4.1%

Operating expenses:
Cost of services and sales (excluding depreciation and amortization)	27,366	27,114	252	0.9%
Selling, general and administrative	18,289	15,394	2,895	18.8%
Transaction and termination costs	923	-	923	NM
Depreciation and amortization	11,048	9,840	1,208	12.3%
Loss on disposal of assets, net	84	86	(2)	-2.3%
Total operating expenses	57,710	52,434	5,276	10.1%

Operating income	2,958	5,832	(2,874)	-49.3%

Other income and (expense):
Interest expense	(2,652)	(2,959)	307	-10.4%
Interest income	3	75	(72)	-96.0%
Other income, net	393	381	12	3.1%
Total other income and (expense)	(2,256)	(2,503)	247	-9.9%

Income before income tax expense	702	3,329	(2,627)	-78.9%

Income tax expense	(118)	(960)	842	-87.7%

Net income	584	2,369	(1,785)	-75.3%
Less net loss attributable to noncontrolling interest	(22)	(18)	(4)	22.2%
Net income attributable to Alaska Communications	$606	$2,387	$(1,781)	-74.6%

Operating Revenue

The COVID-19 pandemic did not have a material effect on the Company’s revenue in the first quarters of 2021 and 2020.

Business and Wholesale

Business and wholesale revenue of $41.0 million increased $2.2 million, or 5.6%, in the first quarter of 2021 from $38.8 million in the first quarter of 2020. Equipment sales and installations increased $1.2 million and wholesale broadband and business broadband revenue increased $0.7 million and $0.6 million, respectively. These increases were partially offset by marginal declines in business voice, wholesale voice and managed IT services. The increase in business broadband revenue was due primarily to an increase in average monthly revenue per user (“ARPU”) in the first quarter of 2021, partially offset by a decline in connections. Rural health care revenue was $3.0 million and $3.3 million and represented 4.9% and 5.6% of consolidated revenue in 2021 and 2020, respectively. While connections and ARPU serve as data points to support the analysis of period-over-period changes in revenue, they are not critical indicators utilized by the Company to manage the Business and Wholesale customer group.

Business and wholesale revenue include the amortization of deferred revenue for the three-month periods ended March 31, 2021 and 2020 as follows.

	2021	2020

GCI capacity revenue	$511	$516
Other deferred capacity revenue	1,230	844

Total deferred capacity revenue	1,741	1,360

Other deferred revenue	1,042	997

Total	$2,783	$2,357

Consumer

Consumer revenue of $9.2 million in the first quarter of 2021 was up marginally from $9.1 million in the first quarter of 2020. Broadband revenue increased $0.3 million year over year primarily due to an increase in ARPU. Voice and other revenue decreased $0.2 million due to fewer connections, partially offset by an increase in ARPU.

Regulatory

Regulatory revenue of $10.5 million increased $0.2 million year over year due to higher access revenue.

Operating Expenses

Cost of Services and Sales (excluding depreciation and amortization)

Cost of services and sales (excluding depreciation and amortization) of $27.4 million increased $0.3 million, or 0.9%, in the first quarter of 2021 from $27.1 million in the first quarter of 2020 due primarily to higher network support costs and access charges, partially offset by lower circuit installation costs.

Selling, General and Administrative

Selling, general and administrative expenses of $18.3 million increased $2.9 million, or 18.8%, in the first quarter of 2021 from $15.4 million in the first quarter of 2020 due to higher employee compensation costs, systems implementation costs and a net increase in the provision for doubtful accounts receivable, in part due to the COVID-19 pandemic.

Transaction and Termination Costs

Transaction costs associated with the Merger Agreement of $0.9 million in the first quarter of 2021 consisted of attorney, financial advisory and other fees.

Depreciation and Amortization

Depreciation and amortization expense of $11.0 million increased $1.2 million, or 12.3%, in the first quarter of 2021 from $9.8 million in the first quarter of 2020. This increase was due primarily to the completion of various capital projects.

Other Income and Expense

Interest expense of $2.7 million in the first quarter of 2021 declined from $3.0 million in the first quarter of 2020 due to a lower average interest rate and reduced borrowing levels.

Income Taxes

Income tax expense and the effective tax rate in the first quarter of 2021 of $0.1 million and 16.8%, respectively, primarily reflects the effect of deductible stock exercises during the quarter. Excluding this item, the Company’s effective tax rate was 33.5% in the first quarter. Income tax expense and the effective tax rate in the first quarter of 2020 were $1.0 million and 28.8%, respectively.

Net Loss Attributable to Noncontrolling Interest

The net loss attributable to the noncontrolling interest of the AQ-JV was $22 thousand and $18 thousand in the first quarter of 2021 and 2020, respectively.

Net Income Attributable to Alaska Communications

Net income attributable to Alaska Communications of $0.6 million in the first quarter of 2021 compares with $2.4 million in the same period of 2020. The year over year results reflect the revenue and expense items discussed above.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

We satisfied our cash requirements for operations and capital expenditures in the first quarter of 2021 through internally generated funds and cash on hand. At March 31, 2021, we had $22.1 million of cash and cash equivalents, $1.3 million of restricted cash and $20.0 million available under our revolving credit facility.

Our major sources and uses of funds in the three months ended March 31, 2021 and 2020 were as follows.

(in thousands)	2021	2020
Net cash provided by operating activities	$16,710	$22,362
Capital expenditures	$(6,902)	$(7,463)
Change in unsettled capital expenditures	$(4,248)	$(3,759)
Repayments of long-term debt	$(2,265)	$(3,240)
Interest paid (1)	$(2,544)	$(2,919)

(1) Included in net cash provided by operating activities.

Cash Flows from Operating Activities

Cash provided by operating activities of $16.7 million in the first quarter of 2021 reflects net income excluding non-cash items (defined as cash provided by operating activities excluding changes in operating assets and liabilities) of $11.9 million, receipts associated with deferred revenue arrangements of $2.5 million, a $1.2 million reduction in accounts receivable and receipt of a $0.7 million grant from the Municipality of Anchorage which will be applied to certain customer accounts.

Cash provided by operating activities of $22.4 million in the first quarter of 2020 reflects net income excluding non-cash items of $12.9 million and a $6.8 million decrease in accounts receivable primarily associated with deferred revenue arrangements and rural health care customers

Cash Flows from Investing Activities

Cash used by investing activities of $11.3 million in the first quarter of 2021 consisted of expenditures on capital. Of $6.9 million incurred in 2021, $5.0 million was success based.

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

Cash Flows from Financing Activities

Cash used by financing activities of $2.9 million in the first quarter of 2021 consisted primarily of principal payments on the 2019 Senior Credit Facility totaling $2.3 million.

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

The COVID-19 pandemic did not materially impact the Company’s cash flows in the first quarter of 2021. It has also not impacted the Company’s access to capital and financial resources, debt service and compliance with its debt covenants and overall liquidity through March 31, 2021. Management does not currently expect that it will have a material impact during the next twelve months. The Company has identified and implemented actions to proactively mitigate actual and potential impacts. This is a rapidly evolving situation and we cannot predict the extent or duration of the pandemic, its effects on the global, national or local economy and its longer-term effects on the demand for our products and services, operations, financial condition, results of operations or cash flows, which could be material. We will continue to closely monitor the situation and make the appropriate adjustments to our operations as required and appropriate.

In the first quarter of 2021, the Company and the Municipality of Anchorage entered into an agreement under which utility relief will be made available to certain of the Company’s residential and small business customers located in Anchorage. The program is supported by a grant from the Municipality of Anchorage. Funding totaling $0.7 million was received by the Company in the first quarter and will be applied to the accounts of customers who have experienced financial hardship related to the COVID-19 pandemic and meet other requirements, subject to certain terms and conditions.

Certain of our capital projects are prefunded, in part, by the customer to whom the associated services will be provided. We also enter into lease agreements, including for dark fiber, requiring significant long-term funding commitments. The leased fiber is typically subleased to our customers who, in some cases, prefund their payments to the Company.

As of March 31, 2021, total long-term obligations outstanding, including current portion, were $169.3 million, consisting of $166.6 million in term loans under our 2019 Senior Credit Facility and $2.7 million in capital lease and other obligations. As of March 31, 2021, we had $22.1 million in cash and access to the full amount of the $20.0 million revolving credit facility under our 2019 Senior Credit Facility. Certain deferred revenue lease arrangements for which cash was received in advance require future investments in capital to support the service to be provided.

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

The actual net total leverage ratio was 2.50 at March 31, 2021.

Fixed Charge Coverage Ratio: The ratio of our (a) Consolidated EBITDA for the applicable period (as defined below) to (b) (i) the sum of, for the same period, consolidated interest expense, capital expenditures (with certain exceptions), long term indebtedness (with certain exceptions) required to be paid, capital lease obligations required to be paid, restricted payments, cash payments for income taxes, (ii) minus, for the same period, specified capital expenditures. The remaining applicable periods for purposes of calculating this ratio are the four consecutive fiscal quarters ending March 31, 2020 and thereafter. The minimum fixed charge coverage ratio is 1.10 to 1.00. The actual fixed charge coverage ratio was 1.37 at March 31, 2021.

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

The Initial Term A Facility, Revolving Facility, Delayed-Draw Facility and Incremental Term A Loans bear interest at LIBOR plus 4.5% per annum.

The weighted average interest rate on the 2019 Senior Credit Facility was 5.80% at March 31, 2021.

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

As of March 31, 2021, the FCC had approved the Company’s cost-based rural rates for Funding Year 2020 (July 1, 2020 through June 30, 2021) and USAC had begun issuing funding commitment letters. Accounts receivable, net, associated with rural health care customers was $8.6 million and $7.8 million at March 31, 2021 and December 31, 2020, respectively.

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

We believe that we will have sufficient cash on hand, cash provided by operations and availability under our 2019 Senior Credit Facility to service our debt and fund our operations, capital expenditures and other obligations over the next twelve months. However, our ability to make such an assessment is dependent upon our future financial performance, which is subject to future economic conditions and to financial, business, regulatory, competitive entry and many other factors, many of which are beyond our control and could impact us during the time period of this assessment. See Item 1A. Risk Factors in our Annual Report on Forms 10-K and 10-K/A for the year ended December 31, 2020 for further information regarding these risks.

LEGAL

We are involved in various claims, legal actions, personnel matters and regulatory proceedings arising in the ordinary course of business and as of March 31, 2021, we have recorded litigation accruals of $2.1 million against certain of those claims and legal actions. Estimates involved in developing these litigation accruals could change as these claims, legal actions and regulatory proceedings progress. See also Part II, Item 1. Legal Proceedings.

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

As of March 31, 2021, we employed 555 regular full-time employees, 6 regular part-time employees and 3 temporary employees, compared with 564, 5 and 5, respectively at December 31, 2020. Approximately 54% of our employees are represented by the IBEW. Management considers employee relations to be generally good.

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

Changes in Internal Control Over Financial Reporting

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated any changes in our internal control over financial reporting that occurred during the first quarter of 2021 and have concluded that there were no changes to our internal control over financial reporting that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.         OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS

We are involved in various claims, legal actions, personnel matters and regulatory proceedings arising in the ordinary course of business. As of March 31, 2021, we have recorded litigation accruals of $2.1 million against certain current claims and legal actions. Other than as described above and as disclosed previously in Item 3. Legal Proceedings in our Annual Report on Form 10-K for the year ended December 31, 2020, we believe that the disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

ITEM 1A.       RISK FACTORS

There have been no material changes to the Company's risk factors as previously disclosed in Item 1A. Risk Factors in our Annual Report on Forms 10-K and 10-K/A for the year ended December 31, 2019.

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

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Date: May 7, 2021	/s/ William Bishop
William Bishop President and Chief Executive Officer (Principal Executive Officer)

Date: May 7, 2021	/s/ Laurie Butcher
Laurie Butcher Chief Financial Officer (Principal Financial Officer)